Form 10QSB
period 2003-01-31
MONTPELLIER GROUP INC
filed 2003-04-03
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 000-50103

Montpellier Group, Inc.

(Name of Small Business Issuer in its Charter)

Delaware	71-0902378
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2534 Kapiolani Blvd # 204
Honolulu, Hawaii	96825
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number (888) 332-5511

None

(Former Name or Former Address, if changed since last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    [ X ] Yes     [   ]  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,500,000 shares of common stock outstanding as of January 31, 2003.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

The unaudited financial statements of the Company appearing hereof are incorporated by reference.

MONTPELLIER GROUP, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)

	JANUARY 31	OCTOBER 31
	2003	2002

	(Unaudited)	(Audited)
ASSETS

Current
Cash	$800	$195

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,600	$2,500
Due to shareholder (Note 4)	13,777	85
Deferred revenue	6,066	-

	22,443	2,585

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
80,000,000 common shares, par value $ 0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
6,500,000 common shares at January 31, 2003 and
October 31, 2002	650	650

Additional paid-in capital	5,850	5,850

Deficit Accumulated During The Development Stage	(28,143)	(8,890)

	(21,643)	(2,390)

	$800	$195

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)

		PERIOD FROM	PERIOD FROM
	THREE	INCEPTION	INCEPTION
	MONTHS	NOVEMBER 26	NOVEMBER 26
	ENDED	2001 TO	2001 TO
	JANUARY 31	JANUARY 31	JANUARY 31
	2003	2002	2003

Revenue	$1,742	$-	$1,742

Expenses
Bank charges	35	-	75
Domain registration	-	-	35
Interest expense	100	-	100
Professional fees	2,000	-	4,500
Office and sundry	360	-	575
Travel and training	18,500	-	24,600

	20,995	-	29,885

Net Loss For The Period	19,253	-	$28,143

Deficit Accumulated During The
Development Stage, Beginning Of Period	8,890	-

Deficit Accumulated During The
Development Stage, End Of Period	$28,143	$-

Net Loss Per Share	$0.01	$-

Weighted Average Number Of Common
Shares Outstanding	6,500,000	1,000,000

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)

		PERIOD FROM	PERIOD FROM
	THREE	INCEPTION	INCEPTION
	MONTHS	NOVEMBER 26	NOVEMBER 26
	ENDED	2001 TO	2001 TO
	JANUARY 31	JANUARY 31	JANUARY 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(19,253)	$-	$(28,143)

Adjustments To Reconcile Net Income To Net
Cash Used By Operating Activities
Accounts payable and accrued liabilities	100	-	2,600
Deferred revenue	6,066	-	6,066

	(13,087)	-	(19,477)

Cash Flows From Financing Activities
Common stock issued	-	1,000	6,500
Advances from shareholders	13,692	-	13,777

	13,692	1,000	20,277

Increase In Cash	605	1,000	800

Cash, Beginning Of Period	195	-	-

Cash, End Of Period	$800	$1,000	$800

Item 2.    Management's Discussion and Analysis or Plan of Operation

On January 31, 2003, The Company had an accumulated deficit of $ 28,143.00 The Company has retained the services of a contractor to build and develop its Internet presence. It anticipated that the interactive web site will be operational by June of 2003.

Significant Accounting Policies

The unaudited financial statements as of January 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2002 audited financial statements and notes thereto.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

c)	Revenue Recognition

Revenue generated by corporate coaching activities is considered earned when the service is provided.

d)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

e)	Stock Based Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 –“Accounting for Stock Issued to Employees”. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 – “Accounting for Stock Based Compensation”, which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

f)	Foreign Currency Translation

The Company’s base of operations is in Vancouver, Canada, and its functional currency is the Canadian dollar. The financial statements have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. If material, adjustments arising from the translation of the Company’s financial statements are included as a separate component of shareholders’ equity.

g)	Financial Instrument

The Company’s financial instrument consists of cash.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from this financial instrument. The fair value of this financial instrument approximate its carrying value, unless otherwise noted.

h)	Net Loss Per Share

The loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not involved in litigation of any type.

Item 2.    Changes in Securities and Use of Proceeds

The information required by this item is provided in the Notes to Financial Statements appearing hereof and are incorporated by reference.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELLIER GROUP, INC.
(Registrant)

By /s/ Donna Loui
    President                                                                                 Date: March 31, 2003

CERTIFICATIONS

I, Donna Loui, certify that:

1.        I have reviewed this quarterly report on Form 10-QSB of Montpellier Group, Inc.;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.        I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003	Signed: /s/ Donna Loui

Name: Donna Loui

Title: Chief Executive Officer and principal financial officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Donna Loui, the Chief Executive Officer and principal financial officer of Montpellier Group, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended January 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 3, 2003	Signed: /s/ Donna Loui

Name: Donna Loui

Title: Chief Executive Officer and principal financial officer