Form 10QSB
period 2003-04-30
MONTPELLIER GROUP INC
filed 2003-06-26
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  April 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(888) 332-5511
(Issuer’s telephone number)

None
(Former Name or Former Address, if changed since last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒ Yes     ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

6,500,000 shares of common stock outstanding as of April 30, 2003.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

The unaudited financial statements of the Company appearing hereof are incorporated by reference.

MONTPELLIER GROUP, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

MONTPELLIER GROUP, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	APRIL 30	OCTOBER 31
	2003	2002

	(Unaudited)	(Audited)
ASSETS

Current
Cash	$1,151	$195

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,878	$2,500
Due to shareholder (Note 4)	16,997	85

	18,875	2,585

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
80,000,000 common shares, par value $ 0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
6,500,000 common shares at April 30, 2003 and October 31, 2002	650	650

Additional paid-in capital	5,850	5,850

Deficit Accumulated During The Development Stage	(24,224)	(8,890)

	(17,724)	(2,390)

	$1,151	$195

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM	PERIOD FROM
	THREE	SIX	INCEPTION	INCEPTION
	MONTHS	MONTHS	NOVEMBER 26	NOVEMBER 26
	ENDED	ENDED	2001 TO	2001 TO
	APRIL 30	APRIL 30	APRIL 30	APRIL 30
	2003	2003	2002	2003

Revenue	$6,066	$7,808	$-	$7,808

Expenses
Bank charges	30	65	-	105
Domain registration	-	-	-	35
Interest expense	100	200	-	200
Professional fees	-	2,000	-	4,500
Office and sundry	187	547	-	762
Travel and training	1,830	20,330	-	26,430

	2,147	23,142	-	32,032

Net Income (Loss) For The Period	3,919	(15,334)	-	$(24,224)

Deficit Accumulated During
The Development Stage,			-
Beginning Of Period	(28,143)	(8,890)

Deficit Accumulated During
The Development Stage,
End Of Period	$(24,224)	$(24,224)	$-

Net Income (Loss) Per Share	$0.01	$(0.01)	$-

Weighted Average Number
Of Common Shares
Outstanding	6,500,000	6,500,000	1,000,000

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM	PERIOD FROM
	THREE	SIX	INCEPTION	INCEPTION
	MONTHS	MONTHS	NOVEMBER 26	NOVEMBER 26
	ENDED	ENDED	2001 TO	2001 TO
	APRIL 30	APRIL 30	APRIL 30	APRIL 30
	2003	2003	2002	2003

Cash Flows From Operating
Activities
Net income (loss) for the period	$3,919	$(15,334)	$-	$(24,224)

Adjustments To Reconcile Net
Income To Net Cash Used By
Operating Activities
Accounts payable and accrued
liabilities	(722)	(622)	-	1,878
Deferred revenue	(6,066)	-	-	-

	(2,869)	(15,956)	-	(22,346)

Cash Flows From Financing
Activities
Common stock issued	-	-	1,000	6,500
Advances from shareholders	3,220	16,912	-	16,997

	3,220	16,912	1,000	23,497

Increase In Cash	351	956	1,000	1,151

Cash, Beginning Of Period	800	195	-	-

Cash, End Of Period	$1,151	$1,151	$1,000	$1,151

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)

APRIL 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK

	NUMBER		ADDITIONAL
	OF		PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at $0.001	6,500,000	$650	$5,850	$-	$6,500

Net loss for the period	-	-	-	(8,890)	(8,890)

Balance, October 31, 2002	6,500,000	650	5,850	(8,890)	(2,390)

Net loss for the period	-	-	-	(15,334)	(15,334)

Balance, April 30, 2003	6,500,000	$650	$5,850	$(24,224)	$(17,724)

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of April 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2002 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS

	a)	Organization The Company was incorporated in the state of Delaware, U.S.A. on November 26, 2001.

	b)	Year End The Company’s fiscal year end is October 31.

c)

Development Stage Activities and Going Concern

The Company intends to operate internet web sites which will be designed to facilitate the marketing of personal and corporate coaching sessions on the internet. The web sites will also have advertisements for magazines, newsletters, publications and coaching software.

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meets its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence its business operation. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

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

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4.

DUE TO SHAREHOLDER

The Company arranged an unsecured line of credit with a shareholder. The line of credit to a maximum of $30,000 bears interest at the rate of 5% per annum with all outstanding principal and accrued interest payable by December 1, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation

On April 30, 2003, The Company had an accumulated deficit of $ 28,143.00
The Company has retained the services of a contractor to build and develop its Internet presence.
The initial web site montpelliercoaching.com is operational.

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

d)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 --"Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

e)

Stock Based Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 --"Accounting for Stock Issued to Employees". The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 -- "Accounting for Stock Based Compensation", which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

f)

Foreign Currency Translation

The Company's base of operations is in Vancouver, Canada, and its functional currency is the Canadian dollar. The financial statements have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. If material, adjustments arising from the translation of the Company's financial statements are included as a separate component of shareholders' equity.

g)

Financial Instrument

The Company's financial instrument consists of cash.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from this financial instrument. The fair value of this financial instrument approximate its carrying value, unless otherwise noted.

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

Item 2. Changes in Securities and Use of Proceeds

The information required by this item is provided in the Notes to Financial Statements appearing hereof and are incorporated by reference

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELLIER GROUP, INC.

By	/s/ Donna Loui_______ Donna Loui President

CERTIFICATIONS

I, Donna Loui, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Montpellier Group, Inc.;

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

Date: June 26, 2032	Signed:	/s/ Donna Loui_________
	Name:	Donna Lolui
	Title:	Chief Executive Officer
and principal financial officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Donna Loui, the Chief Executive Officer and principal financial officer of Montpellier Group, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended April 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 26, 2032	Signed:	/s/ Donna Loui_________
	Name:	Donna Lolui
	Title:	Chief Executive Officer
and principal financial officer