Form 10QSB
period 2003-07-31
MONTPELLIER GROUP INC
filed 2003-09-11
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No. 000-50103

MONTPELLIER GROUP, INC.
(Name of Small Business Issuer in its Charter)

Delaware	71-0902378
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

111, West Broadway Suite 103 Vancouver BC
Canada V5Y 1P4	96825
(Address of principal executive office)	(Zip Code)

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
6,500,000 shares of common stock outstanding as of July 31 , 2003.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

The unaudited financial statements of the Company appearing hereof are incorporated by reference.

MONTPELLIER GROUP, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

MONTPELLIER GROUP, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	OCTOBER 31
	2003	2002
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$8,225	$195

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,792	$2,500
Due to shareholder (Note 4)	29,110	85
	30,902	2,585

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
80,000,000 common shares, par value $ 0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
6,500,000 common shares at July 31, 2003 and October 31, 2002	650	650

Additional paid-in capital	5,850	5,850

Deficit Accumulated During The Development Stage	(29,177)	(8,890)
	(22,677)	(2,390)

	$8,225	$195

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

				PERIOD FROM	PERIOD FROM
			NINE	INCEPTION	INCEPTION
			MONTHS	NOVEMBER 26	NOVEMBER 26
	THREE MONTHS ENDED		ENDED	2001 TO	2001 TO
	JULY 31		JULY 31	JULY 31	JULY 31
	2003	2002	2003	2002	2003

Revenue	$-	$-	$7,808	$-	$7,808

Expenses
Bank charges	(3)	-	62	-	102
Domain registration	-	-	-	-	35
Interest expense	100	-	300	-	300
Professional fees	-	-	2,000	-	4,500
Office and sundry	843	-	1,390	-	1,605
Travel and training	4,013	-	24,343	-	30,443
	4,953	-	28,095	-	36,985

Loss For The Period	(4,953)	-	(20,287)	-	$(29,177)

Deficit Accumulated
During The Development
Stage, Beginning Of
Period	(24,224)	-	(8,890)	-

Deficit Accumulated
During The Development
Stage, End Of Period	$(29,177)	$-	$(29,177)	$-

Loss Per Share	$(0.01)	$-	$(0.01)	$-

Weighted Average
Number Of Common
Shares Outstanding	6,500,000	-	6,500,000

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

				PERIOD FROM	PERIOD FROM
			NINE	INCEPTION	INCEPTION
			MONTHS	NOVEMBER 26	NOVEMBER 26
	THREE MONTHS ENDED		ENDED	2001 TO	2001 TO
	JULY 31		JULY 31	JULY 31	JULY 31
	2003	2002	2003	2002	2003

Cash Flows From Operating
Activities
Loss for the period	$(4,953)	$-	$(20,287)	$-	$(29,177)

Adjustments To Reconcile
Net Income To Net Cash
Used By Operating
Activities
Accounts payable and
accrued liabilities	(86)	-	(708)	-	1,792
	(5,039)	-	(20,995)	-	(27,385)

Cash Flows From Financing
Activities
Common stock issued	-	-	-	-	6,500
Advances from shareholders	12,113	-	29,025	-	29,110
	12,113	-	29,025	-	35,610

Increase In Cash	7,074	-	8,030	-	8,225

Cash, Beginning Of Period	1,151	-	195	-	-

Cash, End Of Period	$8,225	$-	$8,225	$-	$8,225

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER		ADDITIONAL
	OF		PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at $0.001	6,500,000	$650	$5,850	$-	$6,500

Net loss for the period	-	-	-	(8,890)	(8,890)

Balance, October 31, 2002	6,500,000	650	5,850	(8,890)	(2,390)

Net loss for the period	-	-	-	(20,287)	(20,287)

Balance, July 31, 2003	6,500,000	$650	$5,850	$(29,177)	$(22,677)

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of July 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2002 audited financial statements and notes thereto.

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
JULY 31, 2003
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

c)

Revenue Recognition

Revenue generated from corporate coaching activities is considered earned when the service is provided and collection of the related receivable is reasonably assured. Amounts received prior to revenue recognition are recorded as deferred revenue.

d)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2003
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

f)

Foreign Currency Translation

The Company’s base of operations is Vancouver, Canada. Substantially all of the Company’s activities will be conducted in Canadian dollars and, consequently, the functional currency is the Canadian dollar. The financial statements have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. If material, adjustments arising from the translation of the Company’s financial statements are included as a separate component of shareholders’ equity.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

On July 31, 2003, The Company had an accumulated deficit of $ 29,177.00

The Company has retained the services of a Search Engine Optimization and Placement contractor to enhance its Internet presence.

The web site montpelliercoaching.com is operational.

Item 3. Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any lawsuits and are not aware of any pending litigation.

Item 2. Changes in Securities and Use of Proceeds

None.

EXHIBITS

Number	Description

31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELLIER GROUP, INC

Dated: September 9, 2003	By:	/s/ Donna Loui
Donna Loui
President