Form 10QSB/A
period 2003-01-31
MONTPELLIER GROUP INC
filed 2003-10-14
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended January 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

JANUARY 31, 2003
(Unaudited)

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

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2003
(Unaudited)

1.	BASIS OF PRESENTATION

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

JANUARY 31, 2003
(Unaudited)

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

JANUARY 31, 2003
(Unaudited)

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

Item 2. Changes in Securities and Use of Proceeds

None.

EXHIBITS

Number	Description

31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELLIER GROUP, INC

Dated: March 31, 2003	By:	/s/ Donna Loui
Donna Loui
President