Form 10QSB/A
period 2003-04-30
MONTPELLIER GROUP INC
filed 2003-10-14
CIK 1206120

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

Item 1. Legal Procedures

We are not involved in any lawsuits and are not aware of any pending litigation.

Item 2. Changes in Securities and Use of Proceeds

None.

EXHIBITS

Number	Description

31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELLIER GROUP, INC

Dated: June 26, 2003	By:	/s/ Donna Loui
Donna Loui
President