Form 10KSB
period 2003-10-31
MONTPELLIER GROUP INC
filed 2004-01-28
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2003
Commission File No. 0-50103

MONTPELLIER GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-2026829
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or Organization)

111 West Broadway, Suite 103 Vancouver, British Columbia
(Address of principal executive office) (Zip Code)

Registrant's telephone number: (888) 331-5511

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Securities registered pursuant to Section 12(g) of the Act: None

Common Stock, ($.0001 par value)
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2003, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was - there were no trades.

6,500,000 shares of Registrant's Common Stock, $.0001 par value were outstanding on January 28, 2004, prior to the effectiveness of the latest practicable date.

PART I

Item 1. - BUSINESS

Montpellier Group, Inc. was incorporated in the State of Delaware in November, 2001.

Montpellier Group, Inc. is a coaching and consulting company. It provides professional coaching services to individuals, business organizations and other groups. Consulting services are available for entrepreneurs and companies who require assistance during reorganization or periods of business change. It operates as an independent company that makes itself available on a contract basis.

Executive and life coaching is a business that has evolved over the last 12 years in response to needs of individuals and those who hold positions of responsibility in large corporations.

During this evolution it has become obvious that people need coaching on other parts of their lives, in addition to what goes on in the corporate world. This has led to relationship coaching couples, coaching life transition, coaching individuals on various problems, and team coaching.

The lead has been primarily by coaches and coaching organizations within the United States. There are now 10 schools that work in conjunction with the International Coaches Federation to develop education and maintain standards of excellence. Coaching is beginning to emerge in Europe, mostly in Norway and Great Britain, and Japan is taking the lead in Asia.

The two principals of this company have a great deal of experience in business and personal growth, and expertise and training in this field of transformational work. They have developed a small client group, all of whom are independent entrepreneurs. The coaching is designed to enable them to establish clear and achievable goals for themselves and their business ventures.

Corporate coaching isn't used solely to improve job performance, and is no longer the exclusive domain of executives. All kinds of people, from entrepreneurs,

to new hires, to the recently retired use coaches to move into second careers, to prepare for promotion and to refocus or refine communications skills.

Presently asking for the help of a coach isn't seen as an admission of weakness as much as a commitment to personal and professional growth. There are many applications for coaching, including life skills, business development, transitions, job searches, career counseling, financial planning, work life balance and stress management.

We have pursued training and development for Mr. Hayward through the Coaches Training Institute at the following courses: June, 2002, two courses in Vancouver, July, 2002 a course in Novato, California, a course in San Rafel, California, and a course in Corte Madera, California; in August, 2002 two courses in Sebastopol, California; and in January, 2003 two courses in Sebestopol, California.

We provide personal, one on one coaching, which is available by telephone, e-mail or face to face. We provide executive coaching for professionals and executives who wish to develop skills and an expanded repertoire, which is available by telephone, in person or by e-mail. We provide team coaching designed to create a sense of team identity and shared purpose by telephone or in person. We provide company coaching from outside the organization to facilitate the development of a specific set of goals, this is on site with follow ups in person, by telephone or e-mail.

We have developed a workshop arm which we call the Relationship Collective. This is used to offer workshops designed to throw light on how people interact together in business and personal modalities, and to promote the business of the Company. Since inception of the Company we have conducted workshops in Santa Cruz, California in October, 2002, one in San Diego, California in December, 2002, another in Vancouver in December, 2002 and one in San Diego in February, 2003. These workshops had an entry fee that basically covered the overhead of the workshop. It was anticipated that the workshops will become a source of referrals and revenue.

The Relationship Collective was formed to run workshops in California, and then, hopefully, to expand to other areas. There are two coach partners in the collective, one in San Diego and the other in Santa Cruz.

All of the workshops were held in the homes of the coaches. We were involved as planners and leaders. We paid all expenses of travel and accommodations, and, with the fees generated from the participants , broke even. The minimal fees generated were paid to the host coaches to cover the cost of course materials, advertising and refreshments. The workshops did not generate referrals, and there have been none since February, 2003, and others are not planned at this time.

The Company has contact with over 100 active coaches in North America and Europe, that are fellow students and members of the Coaches Training Institute. He informs them of his activities and looks to them for referrals. There are no agreements with any of them.

Revenue will be from activities and consulting. A coach typically charges between $150 and $300 for each half hour session, whether paid by the company or the individual. We currently offer some pro bono coaching, with the idea of developing referrals.

Montpellier Group, Inc. owns the name montpelliercoaching.com. The web site is now operational; a firm has been contracted with to help search engine placement and optimization. Two related web sites, yourcoachpaul.com and paulcoach.com are under development for revised script, and will be activated shortly.

They are designed to offer professional coaching services, along with coaching software, books, e-media, e-mail coaching and live tele-classes. The web site will also have advertisements for magazines, newsletters, publications and coaching software in an attempt to generate additional revenue.

We have no special competitive advantage over other competitors, nor is it particularly at risk from other coaches, because the market for coaching is relatively new and expanding.

We are designed to provide coaching to both individuals and organizations. Workshops and talks to key groups and decision makers are tools for growing the client base. We will market by the web site, workshops and seminars, word of mouth, and eventually advertising.

Mr. Hayward has developed a 2 day workshop called "Family Geography," which is an experimental study of family origin and how it impacts an individual and subsequent behavioral patterns. No efforts have been made to protect this, or any other intellectual property. There are no patents, trademarks, licenses, franchises that are material to our business.

We began actual coaching in June, 2002. During the period from June, 2002 through December, 2002 we had 12 different clients, for a total of 168 hours. At the present time there are 4 full time clients. All clients came from word of mouth referals.

We are a development stage company. We have commenced operations, but they have been limited. We have generated revenue, but it has been limited. We do have a "going concern" opinion from our auditor.

We have two employees, one full time and one part time, there is no employment contract with either.

Item 2. - PROPERTY

None

Item 3. - LEGAL PROCEEDINGS

None

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has not traded at this time.

There are 32 holders of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

Item 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Forward-Looking Statements

Certain statements in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this report and can be identified by the use of terminology such as "anticipate," "believe," "estimate," "intend," "may," "could," "possible," "plan," "will," "forecast," and similar words or expressions. The Company's forward-looking statements generally relate to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration any payment of dividends. Investors must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.

YEAR ENDED OCTOBER 31, 2002 COMPARED TO YEAR ENDED OCTOBER 31, 2003.

Revenues increased in 2003 to $7,808 from nothing in 2002. The increase was the result of beginning coaching fees.

Expenses increased in 2003 to $38,646 from $8,890 in 2002 as a result of increased activity.

The Company had a net loss of $30,838 in 2003, compared to a net loss of $8,890 in 2002. Net loss per share in 2003 was $.01 compared to a net loss per share of $.00 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Montpellier Group, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to October 31, 2003 was $39,728. It has been able to maintain a positive cash position solely through financing activities and borrowing. As a result of this the independent auditor has issued a going concern opinion.

There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. The primary source of liquidity in the future will be increased sales. In the event that sales should decline the Company may have to seek additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Montpellier Group, Inc.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material effect on the Company’s financial statements.

In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended June 30, 2003. The Company has currently chosen to not adopt the voluntary change in the fair value based method of accounting for stock-based employee compensation pursuant to SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN No. 46 did not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares.

SIGNIFICANT ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the company. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the valuation of inventory and the liability for the stock bonus plan. Actual amounts could differ from these estimates.

Revenue Recognition

As noted in Note 2 to the Financial Statements, revenue generated from corporate coaching activities is considered earned when the service is provided and collection of the related receivable is reasonably assured. Amounts received prior to revenue recognition are recorded as deferred revenue.

Foreign Currency Translation

The Company's base of operations is Vancouver, Canada. Substantially all of the Company's activities will be conducted in Canadian dollars, and, consequently, the functional currency is the Canadian dollar. The financial statements have been translated using the current method, whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historic exchange rate, and revenues and expenses at the average exchange rate for the period. If material, adjustments arising from the translation of the Company's financial statements are included as a separate component of shareholders' equity.

Item 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are attached following Item 14.

Item 8. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 9. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of the Company, with a brief description, are as follows:

Name	Position

Donna Loui	President, Treasurer, Director

Paul Hayward	Secretary, Director

Donna Loui, Ms Loui is the President, Treasurer and a Director of the Company. Ms Loui was a realtor with Windermere Real Estate in the State of Washington and British Columbia from 1994 to 1997. Between 1997 and 2002 she acted as a fabric purchaser and import/export expert for Mr. Jax and Koret Vancouver, companies owned by Kellwood Corporation. She joined the Company in July of 2002.

Paul Hayward, Mr. Hayward is the Secretary and a Director of the Company. From 1994 to 1997 he was investor relations counsel to Datotech Systems, Inc. and from 1997 to 1998 he was investor relations counsel to Europa Resources, Inc. He was President of 5 Starliving Online, Inc. from 1998 to 2001, and a director and Treasurer of Viral Genetics, Inc. until August of 2002. He was President of this Company from inception until August, 2002.

There are no employment contracts with either at this time.

The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

Item 10. - EXECUTIVE COMPENSATION.

There are no officers or directors that received compensation in excess of $100,000 or more during the last year.

Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There are presently 6,500,000 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of October 31, 2003, owns of record, or is known by the Company to own beneficially, more than five percent of the Company's common stock, and the officers and directors of the Company.

	Shares of	Percent of
Name	Common Stock	Ownership

Paul Hayward	1,000,000	15%

Donna Loui	3,000,000	46%

Directors and Officers as a group	4,000,000	61%

Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

Item 13. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

None

Item 14. - CONTROLS AND PROCEDURES

It is the responsibility of the chief executive officer and chief financial officer to ensure the company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The company's disclosure controls and procedures include mandatory communication of material subsidiary events, automated accounting processing and reporting, management review of monthly and quarterly results, periodic subsidiary business reviews, an established system of internal controls and rotating internal control reviews by the company's internal auditors.

The chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of the end of the fiscal year, and have concluded the controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Additionally, there have been no material changes to the company's system of internal controls or changes in other factors affecting the operation of the internal controls in the year since Montpellier Group management last evaluated the system of internal controls in conjunction with the preparation of financial statements for the year ended October 31, 2002.

The Company paid its auditor, Morgan & Company, audit and related fees of $2,500 in the past year.

(a)	Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended October 31, 2003, and October 31, 2002.
(b)

Attached are the following Financial Statement Schedules and Auditors Report on Schedules,

None

All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

(c)	No report was filed on Form 8-K.
(d)	Exhibits.
	Exhibit 31	Certification of Donna Loui pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a and 15d-14 of the Exchange Act)

	Exhibit 32	Certification of Donna Loui pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. sec. 1350)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 2004

MONTPELLIER GROUP, INC.

by: /s/ Donna Loui
Donna Loui, President

MONTPELLIER GROUP, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

AUDITORS' REPORT

To the Shareholders and Directors
Montpellier Group, Inc.
(A Development Stage Company)

We have audited the balance sheets of Montpellier Group, Inc. (a development stage company) as at October 31, 2003 and 2002, and the statements of operations and deficit accumulated during the development stage, cash flows, and stockholders’ equity for the year ended October 31, 2003, and for the period from November 26, 2001 (date of inception) to October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2003 and 2002, and the results of its operations and cash flows for the year ended October 31, 2003, and for the period from November 26, 2001 (date of inception) to October 31, 2002, in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a loss and a cash outflow from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.	“Morgan & Company”

December 5, 2003	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

MONTPELLIER GROUP, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	OCTOBER 31
	2003	2002

ASSETS

Current
Cash	$12,263	$195

LIABILITIES

Current
Accrued liabilities	$2,984	$2,500
Due to shareholder (Note 3)	42,507	85
	45,491	2,585
SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
80,000,000 common shares, par value $ 0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
6,500,000 common shares at October 31, 2003 and 2002	650	650

Additional paid-in capital	5,850	5,850

Deficit Accumulated During The Development Stage	(39,728)	(8,890)
	(33,228)	(2,390)

	$12,263	$195

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT
(Stated in U.S. Dollars)

		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	NOVEMBER 26	NOVEMBER 26
	ENDED	2001 TO	2001 TO
	OCTOBER 31	OCTOBER 31	OCTOBER 31
	2003	2002	2003

Revenue	$7,808	$-	$7,808

Expenses
Bank charges and foreign exchange	48	40	88
Domain registration	-	35	35
Interest expense	1,025	-	1,025
Professional fees	3,000	2,500	5,500
Consulting fees	7,200	-	7,200
Office and sundry	3,030	215	3,245
Travel and training	24,343	6,100	30,443
	38,646	8,890	47,536

Net Loss For The Period	(30,838)	(8,890)	$(39,728)

Deficit Accumulated During The
Development Stage, Beginning Of Period	(8,890)	-

Deficit Accumulated During The
Development Stage, End Of Period	$(39,728)	$(8,890)

Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Common
Shares Outstanding	6,500,000	3,468,676

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	NOVEMBER 26	NOVEMBER 26
	ENDED	2001 TO	2001 TO
	OCTOBER 31	OCTOBER 31	OCTOBER 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(30,838)	$(8,890)	$(39,728)

Adjustments To Reconcile Net Income To
Net Cash Used By Operating Activities
Accrued liabilities	484	2,500	2,984
	(30,354)	(6,390)	(36,744)

Cash Flows From Financing Activities
Common stock issued	-	6,500	6,500
Advances from shareholders	42,422	85	42,507
	42,422	6,585	49,007

Increase In Cash	12,068	195	12,263

Cash, Beginning Of Period	195	-	-

Cash, End Of Period	$12,263	$195	$12,263

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

OCTOBER 31, 2003
(Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER		ADDITIONAL
	OF		PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at $0.001	6,500,000	$650	$5,850	$-	$6,500

Net loss for the period	-	-	-	(8,890)	(8,890)

Balance, October 31, 2002	6,500,000	650	5,850	(8,890)	(2,390)

Net loss for the year	-	-	-	(30,838)	(30,838)

Balance, October 31, 2003	6,500,000	$650	$5,850	$(39,728)	$(33,228)

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

	a)	Organization The Company was incorporated in the state of Delaware, U.S.A. on November 26, 2001.

	b)	Year End The Company’s fiscal year end is October 31.

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

2.

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

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.

DUE TO SHAREHOLDER

The Company arranged an unsecured line of credit with a shareholder. During the period, the line of credit was increased to a maximum of $45,000 and bears interest at the rate of 5% per annum with all outstanding principal and accrued interest payable by December 1, 2005.