Form 10QSB
period 2004-01-31
MONTPELLIER GROUP INC
filed 2004-03-15
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended January 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

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

6,500,000 shares of common stock outstanding as of January 31 , 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of the Company appearing hereof are incorporated by reference.

MONTPELLIER GROUP, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

MONTPELLIER GROUP, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	OCTOBER 31
	2004	2003

ASSETS

Current
Cash	$7,936	$12,263

LIABILITIES

Current
Accrued liabilities	$3,047	$2,984
Due to shareholder (Note 4)	47,507	42,507
	50,554	45,491

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
80,000,000 common shares, par value $0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
6,500,000 common shares at January 31, 2004 and
October 31, 2003	650	650

Additional paid-in capital	5,850	5,850

Deficit Accumulated During The Development Stage	(49,118)	(39,728)
	(42,618)	(33,228)

	$7,936	$12,263

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			NOVEMBER 26
	THREE MONTHS ENDED		2001 TO
	JANUARY 31		JANUARY 31
	2004	2003	2004

Revenue	$-	$1,742	$7,808

Expenses
Bank charges and foreign exchange	46	35	134
Domain registration	-	-	35
Interest expense	530	100	1,555
Professional fees	1,000	2,000	6,500
Consulting fees	7,180	-	14,380
Office and sundry	634	360	3,879
Travel and training	-	18,500	30,443
	9,390	20,995	56,926

Net Loss For The Period	(9,390)	(19,253)	$(49,118)

Deficit Accumulated During The
Development Stage, Beginning Of Period	(39,728)	(8,890)

Deficit Accumulated During The
Development Stage, End Of Period	$(49,118)	$(28,143)

Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Common
Shares Outstanding	6,500,000	6,500,000

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			NOVEMBER 26
	THREE MONTHS ENDED		2001 TO
	JANUARY 31		OCTOBER 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(9,390)	$(19,253)	$(49,118)

Adjustments To Reconcile Net Income To Net
Cash Used By Operating Activities
Accrued liabilities	63	100	3,047
Deferred revenue	-	6,066	-
	(9,327)	(13,087)	(46,071)

Cash Flows From Financing Activities
Common stock issued	-	-	6,500
Advances from shareholders	5,000	13,692	47,507
	5,000	13,692	54,007

Increase (Decrease) In Cash	(4,327)	605	7,936

Cash, Beginning Of Period	12,263	195	-

Cash, End Of Period	$7,936	$800	$7,936

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER		ADDITIONAL
	OF		PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at $0.001	6,500,000	$650	$5,850	$-	$6,500

Net loss for the period	-	-	-	(8,890)	(8,890)

Balance, October 31, 2002	6,500,000	650	5,850	(8,890)	(2,390)

Net loss for the year	-	-	-	(30,838)	(30,838)

Balance, October 31, 2003	6,500,000	650	5,850	(39,728)	(33,228)

Net loss for the period	-	-	-	(9,390)	(9,390)

Balance, January 31, 2004	6,500,000	$650	$5,850	$(49,118)	$(42,618)

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of January 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2003 audited financial statements and notes thereto.

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

JANUARY 31, 2004
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

d)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
e)

Stock Based Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 – “Accounting for Stock Issued to Employees”. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 – “Accounting for Stock Based Compensation”, which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

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

4.

DUE TO SHAREHOLDER

The Company arranged an unsecured line of credit with a shareholder. The line of credit bears interest at the rate of 5% per annum with all outstanding principal and accrued interest payable by December 1, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation

On January 31, 2004, The Company had an accumulated deficit of $49,118.00

The Company continues to develop a word of mouth referral system along with other conventional marketing strategies.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1	Certification of Donna Loui pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a and 15d-14 of the Exchange Act)

Exhibit 32.1	Certification of Donna Loui pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. sec. 1350)

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELLIER GROUP, INC

Dated: March 11, 2004	By:	/s/ Donna Loui
Donna Loui
President