Form 10QSB
period 2004-04-30
MONTPELLIER GROUP INC
filed 2004-06-04
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended April 30, 2004

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

6,500,000 shares of common stock outstanding as of April 30, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of the Company appearing hereof are incorporated by reference.

MONTPELLIER GROUP, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
APRIL 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

MONTPELLIER GROUP, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	APRIL 30	OCTOBER 31
	2004	2003

ASSETS

Current
Cash	$2,184	$12,263

LIABILITIES

Current
Accrued liabilities	$2,245	$2,984
Due to shareholder (Note 4)	47,507	42,507
	49,752	45,491

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
80,000,000 common shares, par value $ 0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
6,500,000 common shares at April 30, 2004 and October
31, 2003	650	650

Additional paid-in capital	5,850	5,850

Deficit Accumulated During The Development Stage	(54,068)	(39,728)
	(47,568)	(33,228)

	$2,184	$12,263

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					NOVEMBER 26
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	APRIL 30		APRIL 30		APRIL 30
	2004	2003	2004	2003	2004

Revenue	$-	$6,066	$-	$7,808	$7,808

Expenses
Bank charges and foreign
exchange	26	30	72	65	160
Domain registration	-	-	-	-	35
Interest expense	690	100	1,220	200	2,245
Professional fees	1,408	-	2,408	2,000	7,908
Consulting fees	2,000	-	9,180	-	16,380
Office and sundry	826	187	1,460	547	4,705
Travel and training	-	1,830	-	20,330	30,443
	4,950	2,147	14,340	23,142	61,876

Net Loss For The Period	$(4,950)	$3,919	$(14,340)	$(15,334)	$(54,068)

Net Loss Per Share	$(0.01)	$0.01	$(0.01)	$(0.01)

Weighted Average Number
Of Common Shares
Outstanding	6,500,000	6,500,000	6,500,000	6,500,000

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					NOVEMBER 26
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	APRIL 30		APRIL 30		APRIL 30
	2004	2003	2004	2003	2004

Cash Flows From Operating
Activities
Net loss for the period	$(4,950)	$3,919	$(14,340)	$(15,334)	$(54,068)

Adjustments To Reconcile Net
Income To Net Cash Used By
Operating Activities
Accrued liabilities	(802)	(722)	(739)	(622)	2,245
Deferred revenue	-	(6,066)	-	-	-
	(5,752)	(2,869)	(15,079)	(15,956)	(51,823)

Cash Flows From Financing
Activities
Common stock issued	-	-	-	-	6,500
Advances from shareholders	-	3,220	5,000	16,912	47,507
	-	3,220	5,000	16,912	54,007

Increase (Decrease) In Cash	(5,752)	351	(10,079)	956	2,184

Cash, Beginning Of Period	7,936	800	12,263	195	-

Cash, End Of Period	$2,184	$1,151	$2,184	$1,151	$2,184

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

APRIL 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER		ADDITIONAL
	OF		PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at $0.001	6,500,000	$650	$5,850	$-	$6,500

Net loss for the period	-	-	-	(8,890)	(8,890)

Balance, October 31, 2002	6,500,000	650	5,850	(8,890)	(2,390)

Net loss for the year	-	-	-	(30,838)	(30,838)

Balance, October 31, 2003	6,500,000	650	5,850	(39,728)	(33,228)

Net loss for the period	-	-	-	(14,340)	(14,340)

Balance, April 30, 2004	6,500,000	$650	$5,850	$(54,068)	$(47,568)

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of April 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2003 audited financial statements and notes thereto.

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

APRIL 30, 2004
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

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2004
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

Item 2. Management's Discussion and Analysis or Plan of Operation

On April 30, 2004, The Company had an accumulated deficit of $ 54,068.00.

The Company is in the process of securing Broker Dealer sponsorship for an Application to the NASD in order to obtain a fully reporting OTC BB Listing.

It is anticipated that this process will be fairly rapid and that the Company will receive a trading symbol within the coming fiscal quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in litigation of any type.

Item 2. Changes in Securities and Use of Proceeds

The information required by this item is provided in the Notes to Financial Statements appearing hereof and are incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31	Certification of Donna Loui pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a and 15d-14 of the Exchange Act)

Exhibit 32	Certification of Donna Loui pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. sec. 1350)

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELLIER GROUP, INC

Dated: June 1, 2004	By:	/s/ Donna Loui
Donna Loui
President