Form 10QSB
period 2004-07-31
MONTPELLIER GROUP INC
filed 2004-09-14
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2004

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-50103

MONTPELLIER GROUP INC.
(Name of Small Business Issuer in its Charter)

Delaware	71-911780705
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10-1917 WEST 4th AVE
CITY: VANCOUVER BC	V6J 1M7
(Address of principal executive office)	(Zip Code)

(888)-332-5511
(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

6,500,000 shares of common stock outstanding as of July 31, 2004

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

2

MONTPELLIER GROUP, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

MONTPELLIER GROUP, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	OCTOBER 31
	2004	2003

ASSETS

Current
Cash	$9,762	$12,263

LIABILITIES

Current
Accrued liabilities	$3,535	$2,984
Due to shareholder (Note 4)	47,507	42,507
	51,042	45,491

SHAREHOLDERS' DEFICIENCY

Share Capital
Authorized:
80,000,000 common shares, par value $0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
6,500,000 common shares at July 31, 2004 and October
31, 2003	650	650

Additional paid-in capital	5,850	5,850

Deficit Accumulated During The Development Stage	(47,780)	(39,728)
	(41,280)	(33,228)

	$9,762	$12,263

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					NOVEMBER 26
	THREE MONTHS ENDED		NINE MONTHS ENDED		2001 TO
	JULY 31		JULY 31		JULY 31
	2004	2003	2004	2003	2004

Revenue	$7,617	$-	$7,617	$7,808	$15,425

Expenses
Bank charges and foreign
exchange	39	(3)	111	62	199
Domain registration	-	-	-	-	35
Interest expense	690	100	1,910	300	2,935
Professional fees	600	-	3,008	2,000	8,508
Consulting fees	-	-	9,180	-	16,380
Office and sundry	-	843	1,460	1,390	4,705
Travel and training	-	4,013	-	24,343	30,443
	1,329	4,953	15,669	28,095	63,205

Net Income (Loss) For The
Period	$6,288	$(4,953)	$(8,052)	$(20,287)	$(47,780)

Net Income (Loss) Per
Share	$0.01	$0.01	(0.01)	$(0.01)

Weighted Average Number
Of Common Shares
Outstanding	6,500,000	6,500,000	6,500,000	6,500,000

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			NOVEMBER 26
	NINE MONTHS ENDED		2001 TO
	JULY 31		JULY 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(8,052)	$(20,287)	$(47,780)

Adjustments To Reconcile Net Income To Net
Cash Used By Operating Activities
Accrued liabilities	551	(708)	3,535
Deferred revenue	-	-	-
	(7,501)	(20,995)	(44,245)

Cash Flows From Financing Activities
Common stock issued	-	-	6,500
Advances from shareholders	5,000	29,025	47,507
	5,000	29,025	54,007

Increase (Decrease) In Cash	(2,501)	8,030	9,762

Cash, Beginning Of Period	12,263	195	-

Cash, End Of Period	$9,762	$8,225	$9,762

MONTPELLIER GROUP, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER		ADDITIONAL
	OF		PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at $0.001	6,500,000	$650	$5,850	$-	$6,500

Net loss for the period	-	-	-	(8,890)	(8,890)

Balance, October 31, 2002	6,500,000	650	5,850	(8,890)	(2,390)

Net loss for the year	-	-	-	(30,838)	(30,838)

Balance, October 31, 2003	6,500,000	650	5,850	(39,728)	(33,228)

Net loss for the period	-	-	-	(8,052)	(8,052)

Balance, July 31, 2004	6,500,000	$650	$5,850	$(47,780)	$(41,280)

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of July 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2003 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS

	a)	Organization

The Company was incorporated in the state of Delaware, U.S.A. on November 26, 2001.

	b)	Year End

The Company's fiscal year end is October 31.

	c)	Development Stage Activities and Going Concern

The Company intends to operate internet web sites which will be designed to facilitate the marketing of personal and corporate coaching sessions on the internet. The web sites will also have advertisements for magazines, newsletters, publications and coaching software.

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meets its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence its business operation. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2004
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

The Company has adopted Statement of Financial Accounting Standards No. 109 – "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

MONTPELLIER GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Stock Based Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 – "Accounting for Stock Issued to Employees". The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 – "Accounting for Stock Based Compensation", which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

	f)	Foreign Currency Translation

The Company's base of operations is Vancouver, Canada. Substantially all of the Company's activities will be conducted in Canadian dollars and, consequently, the functional currency is the Canadian dollar. The financial statements have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. If material, adjustments arising from the translation of the Company's financial statements are included as a separate component of shareholders' equity.

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

On July 31, 2004, The Company had an accumulated deficit of $41,789.

The Company continues to develop a word of mouth referral system along with other conventional marketing strategies.

The Company has achieved fully reporting status on the OTC Electronic Bulletin Board.

The Company has the trading symbol: MPLG

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

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 6.      Exhibits

The following exhibits are provided with this Quarterly Report:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Montpellier Group Inc.

Dated: July 31, 2004	By:	/s/ Donna Loui

Donna Loui
President

4