Form 10KSB
period 2004-12-30
MONTPELLIER GROUP INC
filed 2005-02-11
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2004
Commission File No. 0-50103

MONTPELLIER GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	71-911780705
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or Organization)

10-917 West 4th Ave., Vancouver, B.C. V6J 1M7
(Address of principal executive office) (Zip Code)

Registrant's telephone number: (888) 331-5511

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Securities registered pursuant to Section 12(g) of the Act: None

Common Stock, ($.0001 par value)
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No []

The aggregate market value of the voting stock held by non-affiliates of the Registrant on October 31, 2004, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was - there were no trades.

6,500,000 shares of Registrant's Common Stock, $.0001 par value were outstanding on January 4, 2005, prior to the effectiveness of the latest practicable date.

CONTENTS

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

During this evolution it has become obvious that people need coaching on other parts of their lives, in addition to what goes on in the corporate world. This has led to relationship coaching for couples, coaching on life transition, coaching individuals on various problems, and team coaching.

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

We have pursued training and development for Mr. Hayward through the Coaches Training Institute at the following courses: June, 2002, two courses in Vancouver, July, 2002 a course in Novato, California, a course in San Rafel, California, and a course in Corte Madera, California; in August, 2002 two courses in Sebastopol, California; and in January, 2003 two courses in Sebastopol, California.

We provide personal, one-on-one coaching, which is available by telephone, e-mail or face to face. We provide executive coaching for professionals and executives who wish to develop skills and an expanded repertoire, which is available by telephone, in person or by e-mail. We provide team coaching designed to create a sense of team identity and shared purpose by telephone or in person. We provide company coaching from outside the organization to facilitate the development of a specific set of goals; this is on site with follow-ups in person, by telephone or e-mail.

We have developed a workshop arm, which we call the Relationship Collective. This is used to offer workshops designed to throw light on how people interact together in business and personal modalities, and to promote the business of the Company. Since inception of the Company we have conducted workshops in Santa Cruz, California in October, 2002, one in San Diego, California in December, 2002, another in Vancouver in December, 2002 and one in San Diego in February, 2003. These workshops had an entry fee that basically covered the overhead of the workshop. It was anticipated that the workshops would become a source of referrals and revenue.

The Relationship Collective was formed to run workshops in California, and then, hopefully, to expand to other areas. There are two coach partners in the collective, one in San Diego and the other in Santa Cruz.

All of the workshops were held in the homes of the coaches. We were involved as planners and leaders. We paid all expenses of travel and accommodations, and, with the fees generated from the participants, broke even. The minimal fees generated were paid to the host coaches to cover the cost of course materials, advertising and refreshments. The workshops did not generate referrals, and there have been none since February 2003, and others are not planned at this time.

The Company has contact with over 100 active coaches in North America and Europe that are fellow students and members of the Coaches Training Institute. He informs them of his activities and looks to them for referrals. There are no agreements with any of them.

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

Mr. Hayward has developed a 2-day workshop called "Family Geography," which is an experimental study of family origin and how it impacts an individual and subsequent behavioral patterns. No efforts have been made to protect this, or any other intellectual property. There are no patents, trademarks, licenses, or franchises that are material to our business.

We began actual coaching in June 2002. During the period from June 2002 through December 2002 we had 12 different clients, for a total of 168 hours. At the present time there are 4 full time clients. All clients came from word of mouth referrals.

We are a development stage company. We have commenced operations, but they have been limited. We have generated revenue, but it has been limited. We do have a "going concern" opinion from our auditor.

We have two employees, one full time and one part time; there is no employment contract with either.

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

YEAR ENDED OCTOBER 31, 2003 COMPARED TO YEAR ENDED OCTOBER 31, 2004.

Revenues decreased in 2004 to $7,617 from $7,808 in 2003. The decrease was the result of fewer coaching fees.

Expenses decreased in 2004 to20,897 from $38,646 in 2003 as a result of decreased office and travel expenses.

The Company had a net loss of $13,280 in 2004, compared to a net loss of $30,838 in 2004. Net loss per share in 2004 was $.01 compared to a net loss per share of $.01 in 2003.

The Company continues to develop a word of mouth referral system along with other conventional marketing strategies. The Company has achieved fully reporting status on the OTC Electronic Bulletin Board. The Company operates a website for referral and advertising purposes at the domain name of www.montpelliercoaching.com.

The Company has the trading symbol of MPLG.

LIQUIDITY AND CAPITAL RESOURCES

Montpellier Group, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to October 31, 2004 was $53,008. It has been able to maintain a positive cash position solely through financing activities and borrowing. As a result of this the independent auditor has issued a going concern opinion.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material effect on the Company's financial statements.

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

Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There are presently 6,500,000 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of October 31, 2004, owns of record, or is known by the Company to own beneficially, more than five percent of the Company's common stock, and the officers and directors of the Company.

	Shares of	Percent of
Name	Common Stock	Ownership

Paul Hayward	1,000,000	15%

Donna Loui	3,000,000	46%

Directors and Officers as a group	4,000,000	61%

Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

Item 13. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

31.1    Certifications

32.1    Certifications

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

Additionally, there have been no material changes to the company's system of internal controls or changes in other factors affecting the operation of the internal controls in the year since Montpellier Group management last evaluated the system of internal controls in conjunction with the preparation of financial statements for the year ended October 31, 2004.

The Company paid its auditor, Morgan & Company, audit and related fees of $3.025 in the past year.

(a)	Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended October 31, 2004, and October 31, 2003.
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

Date: ________February 7, 2005___________________

MONTPELLIER GROUP, INC.

by: _Donna Loui____
Donna Loui, President

MONTPELLIER GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2004 AND 2003

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Montpellier Group, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Montpellier Group, Inc. (a development stage company) as at October 31, 2004 and 2003, and the statements of operations and deficit accumulated during the development stage, cash flows, and stockholders' equity for the years ended October 31, 2004 and 2003, and for the period from November 26, 2001 (date of inception) to October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2004 and 2003, and the results of its operations and cash flows for the years ended October 31, 2004 and 2003, and for the period from November 26, 2001 (date of inception) to October 31, 2004, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a loss and a cash outflow from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements1 do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                                                                                                                                                "Morgan & Company"

January 28, 2005                                                                                                                                                                 Chartered Accountants

MONTPELLIER GROUP, INC.

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	OCTOBER 31
	2004	2003

ASSETS

Current
Cash	$5,542	$12,263

LIABILITIES

Current
Accrued liabilities	$4,543	$2,984
Due to shareholder (Note 3)	47,507	42,507
	52,050	45,491

SHAREHOLDERS' DEFICIENCY

Share Capital
Authorized:
80,000,000 common shares, par value $0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
6,500,000 common shares at October 31, 2004 and 2003	650	650

Additional paid-in capital	5,850	5,850

Deficit Accumulated During The Development Stage	(53,008)	(39,728)
	(46,508)	(33,228)

	$5,542	$12,263

MONTPELLIER GROUP, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			NOVEMBER 26
	YEARS ENDED		2001 TO
	OCTOBER 31		OCTOBER 31
	2004	2003	2004

Revenue	$7,617	$7,808	$15,425

Expenses
Bank charges and foreign exchange	(327)	48	(239)
Domain registration	-	-	35
Interest expense	2,318	1,025	3,343
Professional fees	3,608	3,000	9,108
Consulting fees	13,165	7,200	20,365
Office and sundry	2,133	3,030	5,378
Travel and training	-	24,343	30,443
	20,897	38,646	68,433

Net Loss For The Year	(13,280)	(30,838)	$(53,008)

Deficit Accumulated During The Development Stage, Beginning Of Year	(39,728)	(8,890)

Deficit Accumulated During The Development Stage, End Of Year	$(53,008)	$(39,728)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	6,500,000	6,500,000

MONTPELLIER GROUP, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			NOVEMBER 26
	YEARS ENDED		2001 TO
	OCTOBER 31		OCTOBER 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the year	$(13,280)	$(30,838)	$(53,008)

Adjustments To Reconcile Net Income To Net Cash Used By Operating Activities
Accrued liabilities	1,559	484	4,543
	(11,721)	(30,354)	(48,465)

Cash Flows From Financing Activities
Common stock issued	-	-	6,500
Advances from shareholders	5,000	42,422	47,507
	5,000	42,422	54,007

Increase (Decrease) In Cash	(6,721)	12,068	5,542

Cash, Beginning Of Year	12,263	195	-

Cash, End Of Year	$5,542	$12,263	$5,542

MONTPELLIER GROUP, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

OCTOBER 31, 2004

(Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER		ADDITIONAL
	OF		PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at $0.001	6,500,000	$650	$5,850	$-	$6,500

Net loss for the period	-	-	-	(8,890)	(8,890)

Balance, October 31, 2002	6,500,000	650	5,850	(8,890)	(2,390)

Net loss for the year	-	-	-	(30,838)	(30,838)

Balance, October 31, 2003	6,500,000	650	5,850	(39,728)	(33,228)

Net loss for the year	-	-	-	(13,280)	(13,280)

Balance, October 31, 2004	6,500,000	$650	$5,850	$(53,008)	$(46,508)

MONTPELLIER GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2004 AND 2003

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

OCTOBER 31, 2004 AND 2003

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

d) Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

MONTPELLIER GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2004 AND 2003

(Stated in U.S. Dollars)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

e) Stock Based Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 - "Accounting for Stock Issued to Employees". The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation", which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

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

g) Financial Instrument

The Company's financial instruments consist of cash, accounts payable and loan payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from this financial instrument. The fair value of this financial instrument approximate its carrying value, unless otherwise noted.

h) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2004 and 2003, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

MONTPELLIER GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2004 AND 2003

(Stated in U.S. Dollars)

3. DUE TO SHAREHOLDER

The Company arranged an unsecured line of credit with a shareholder. The line of credit bears interest at the rate of 5% per annum with all outstanding principal and accrued interest payable by December 1, 2005.