Form 10QSB
period 2005-04-30
MONTPELLIER GROUP INC
filed 2005-06-14
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2005

[]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 1, 2005 to April 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒  Yes []  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

32,500,000 shares of common stock outstanding as of April 30, 2005

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

MONTPELLIER GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

MONTPELLIER GROUP, INC.

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	APRIL 30	OCTOBER 31
	2005	2004

ASSETS

Current
Cash	$128	$5,542

LIABILITIES

Current
Accrued liabilities	$7,083	$4,543
Due to shareholder (Note 3)	47,507	47,507
	54,590	52,050

SHAREHOLDERS' DEFICIENCY

Share Capital
Authorized:

400,000,000 common shares, par value $0.0001 per share

100,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:

32,500,000 common shares at April 30, 2005 and October 31, 2004

	3,250	3,250

Additional paid-in capital	3,250	3,250

Deficit Accumulated During The Development Stage

	(60,962)	(53,008)
	(54,462)	(46,508)

	$128	$5,542

MONTPELLIER GROUP, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					NOVEMBER 26

THREE MONTHS ENDED

SIX MONTHS ENDED
					2001 TO

APRIL 30

APRIL 30
					APRIL 30
	2005	2004	2005	2004	2005

Revenue

	$-	$-	$-	$-	$15,425

Expenses

Bank charges and foreign exchange	63	26	82	72	(157)
Domain registration	-	-	-	-	35
Interest expense	586	690	1,172	1,220	4,515
Professional fees	1,368	1,408	1,368	2,408	10,476
Consulting fees	-	2,000	5,332	9,180	25,697
Office and sundry	-	826	-	1,460	5,378
Travel and training	-	-	-	-	30,443
	2,017	4,950	7,954	14,340	76,387

Net Loss For The Period	$(2,017)	$(4,950)	$(7,954)	$(14,340)	$(60,962)

Net Loss Per Share

	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding

	32,500,000	32,500,000	32,500,000	32,500,000

MONTPELLIER GROUP, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			NOVEMBER 26

SIX MONTHS ENDED
			2001 TO
	APRIL 30		APRIL 30
	2005	2004	2005

Cash Flows From Operating Activities

Net loss for the period	$(7,954)	$(14,340)	$(60,962)

Adjustments To Reconcile Net Income To Net Cash Used By Operating Activities
Accrued liabilities	2,540	(739)	7,083

	(5,414)	(15,079)	(53,879)

Cash Flows From Financing Activities

Common stock issued	-	-	6,500

Advances from shareholders

	-	5,000	47,507

	-	5,000	54,007

Increase (Decrease) In Cash

	(5,414)	(10,079)	128

Cash, Beginning Of Period

5,542

12,263

			-

Cash, End Of Period

$

128

$

2,184

$

128

MONTPELLIER GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2005

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

APRIL 30, 2005

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

APRIL 30, 2005

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

h) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

MONTPELLIER GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2005

(Stated in U.S. Dollars)

3.     DUE TO SHAREHOLDER

The Company arranged an unsecured line of credit with a shareholder. The line of credit bears interest at the rate of 5% per annum with all outstanding principal and accrued interest payable by December 1, 2005.

4.     SHARE CAPITAL

On February 1, 2005, the Company's authorized and issued share capital was increased on the basis of four new shares for each share presently authorized or issued.

Item 2.     Management's Discussion and Analysis or Plan of Operation

The Company's Board of Directors appointed Mr. Roland Vetter as a Director.

In February 2005 the Company's Board of Directors authorized a 5:1 forward split of the Company's stock thereby creating an outstanding issuance of 32,500,000 shares.

The Company is continuing to explore opportunities to increase shareholder value.

On April 30, 2005, the Company had an accumulated deficit of $ 60,962.00

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not involved in any lawsuits and are not aware of any pending litigation.

Item 6.      Exhibits

The following exhibits are provided with this Quarterly Report:

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Montpellier Group Inc.

Dated: June 13, 2005	By:	/s/ Donna Loui

Donna Loui
President & CFO