Form 10QSB
period 2005-07-31
MONTPELLIER GROUP INC
filed 2005-09-19
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2005

[]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-50103

MONTPELLIER GROUP INC.
(Name of Small Business Issuer in its Charter)

Delaware	71-911780705
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

15321 Main St. NE. 152,
Duvall, WA	98019
(Address of principal executive office)	(Zip Code)

(425) 844-2535

(Issuer's telephone number)

None
(Former Name or Former Address, if changed since last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

x  Yes []  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

32,500,000 shares of common stock outstanding as of July 31, 2005

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

MONTPELLIER GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

MONTPELLIER GROUP, INC.

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	JULY 31	OCTOBER 31
	2005	2004

ASSETS

Current
Cash	$99	$5,542

LIABILITIES

Current
Accrued liabilities	$16,087	$4,543
Due to shareholder (Note 3)	47,507	47,507
	63,594	52,050

SHAREHOLDERS' DEFICIENCY

Share Capital
Authorized:
80,000,000 common shares, par value $0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
32,500,000 common shares at July 31, 2005 and October 31, 2004	3,250	3,250

Additional paid-in capital	3,250	3,250

Deficit Accumulated During The Development Stage	(69,995)	(53,008)
	(63,495)	(46,508)

	$99	$5,542

MONTPELLIER GROUP, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					NOVEMBER 26
	THREE MONTHS ENDED		NINE MONTHS ENDED		2001 TO
	JULY 31		JULY 31		JULY 31
	2005	2004	2005	2004	2005

Revenue	$-	$7,617	$-	$7,617	$15,425

Expenses
Bank charges and foreign exchange	29	39	111	111	(128)
Domain registration	-	-	-	-	35
Interest	605	690	1,777	1,910	5,120
Professional fees	7,318	600	8,686	3,008	17,794
Consulting fees	-	-	5,332	9,180	25,697
Office and sundry	1,081	-	1,081	1,460	6,459
Travel and training	-	-	-	-	30,443
	9,033	1,329	16,987	15,669	85,420

Net Income (Loss) For The Period	$(9,033)	$6,288	$(16,987)	$(8,052)	$(69,995)

Net Income (Loss) Per Share	$(0.01)	$0.01	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	32,500,000	32,500,000	32,500,000	32,500,000

MONTPELLIER GROUP, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			NOVEMBER 26
	NINE MONTHS ENDED		2001 TO
	JULY 31		JULY 31
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(16,987)	$(8,052)	$(69,995)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accrued liabilities	11,544	551	16,087
	(5,443)	(7,501)	(53,908)

Cash Flows From Financing Activities
Common stock issued	-	-	6,500
Advances from shareholders	-	5,000	47,507
	-	5,000	54,007

Increase (Decrease) In Cash	(5,443)	(2,501)	99

Cash, Beginning Of Period	5,542	12,263	-

Cash, End Of Period	$99	$9,762	$99

MONTPELLIER GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005

(Stated in U.S. Dollars)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

a) Organization

The Company was incorporated in the state of Delaware, U.S.A. on November 26, 2001.

b) Reporting period

The unaudited financial statements of the Company at July 31, 2005, and for the nine month period then ended reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2005 are consistent with those used in fiscal 2004. The results of operations for the nine months ended July 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending October 31, 2005. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended October 31, 2004 and the notes thereto included in the Company's Form 10-KSB. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

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

JULY 31, 2005

(Stated in U.S. Dollars)

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

JULY 31, 2005

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

g) Financial Instruments

The Company's financial instruments consist of cash, accrued liabilities and amount due to shareholder.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from this financial instrument. The fair value of this financial instrument approximate its carrying value, unless otherwise noted.

h) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

MONTPELLIER GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005

(Stated in U.S. Dollars)

3. DUE TO SHAREHOLDER

The Company arranged an unsecured line of credit with a shareholder. The line of credit bears interest at the rate of 5% per annum with all outstanding principal and accrued interest payable by December 1, 2005.

4. SHARE CAPITAL

On February 1, 2005, the Company's issued share capital was increased on the basis of four new shares for each share presently authorized or issued.

5. SUBSEQUENT EVENT

On August 19, 2005, the Company executed an agreement and plan of merger by which International Gold Resources, a Nevada corporation, will be merged and become a part of Montpellier Group, Inc. Pursuant to the agreement and plan of merger, Montpellier will be the surviving corporation and will subsequently change its name to International Gold Resources, Inc.

Item 2.     Management's Discussion and Analysis or Plan of Operation

On August 19,2005, the Company completed an Agreement of Merger, by which International Gold Resources, a Nevada corporation, was merged with and became a part of Montpellier Group, Inc. Pursuant to the Agreement of Merger (previously filed as an Exhibit to Form 8-K on August 19, 2005), Montpellier is the surviving corporation and will subsequently change its name to International Gold Resources, Inc.

The Company is continuing to explore opportunities to increase shareholder value.

On July 31, 2005, the Company had an accumulated deficit of $69,995.00

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

PART II - OTHER INFORMATION

Item 6.      Exhibits

The following exhibits are provided with this Quarterly Report:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Montpellier Group Inc.

Dated: September 19, 2005	By:	/s/ Roland Vetter
Roland Vetter
President & CFO