Form 10QSB/A
period 2005-01-31
MONTPELLIER GROUP INC
filed 2005-12-15
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDED FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2005

☒  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-50103

MONTPELLIER GROUP INC.
(Name of Small Business Issuer in its Charter)

Delaware	71-911780705
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

15321 Main St. NE. 152
Duvall, WA	98019
(Address of principal executive office)	(Zip Code)

425-844-2535

(Issuer's telephone number)

None
(Former Name or Former Address, if changed since last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒  Yes [  ]  No

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not involved in any lawsuits and are not aware of any pending litigation.

Item 6.      Exhibits

The following exhibits are provided with this Quarterly Report:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Montpellier Group Inc.

Dated: 13 December, 2005	By:	/s/ Roland Vetter

J Roland Vetter
President, CFO

4