Form 10KSB/A
period 2005-10-31
MONTPELLIER GROUP INC
filed 2005-12-15
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

AMENDED FORM 10-KSB

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

Registrant's telephone number: 425-844-2535

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Securities registered pursuant to Section 12(g) of the Act: None

Common Stock, ($.0001 par value)
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on October 31, 2004, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was - there were no trades.

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

The chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of the end of the fiscal year, and have concluded the controls and procedures currently in place are effective in ensuring material information and other information requiring disclosure is identified and communicated on a timely basis.

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

Date: 13 October, 2005

MONTPELLIER GROUP, INC.

/s/ Roland Vetter

by:
Roland Vetter, President

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