Form 10KSB
period 2005-10-31
International Gold Resources, Inc.
filed 2006-02-10
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2005
Commission File No. 0-50103

INTERNATIONAL GOLD RESOURCES, INC.

(Formerly: MONTPELLIER GROUP, INC.)
(Exact name of registrant as specified in its charter)

Delaware	71-911780705
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or Organization)

15321 Main St. NE. 152, Duvall, WA 98019
(Address of principal executive office) (Zip Code)

Registrant's telephone number: (425)-844-2535

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Securities registered pursuant to Section 12(g) of the Act: None

Common Stock, ($.00002 par value)
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for issuer's most recent fiscal year: Nil

Aggregate market value of stock held by non-affiliates as of January 26, 2006: $ 200,943,616

Number of shares of the issuer's common stock $0.00002 par value outstanding as of February 3, 2006: 38,643,003 (at October 31, 2005: 38,579,003 ).

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes__ No_X_ The aggregate market value of the voting stock held by non-affiliates of the Registrant on October 31, 2005, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was - there were no trades.

CONTENTS

Part I

Item 1 Business

Item 2 Properties

Item 3 Legal Proceedings

Item 4 Submission of Matters to Vote of Security Holders

Part II

Item 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

           STOCKHOLDER MATTERS

Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Item 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Part III

Item 10 EXECUTIVE COMPENSATION

Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

              MANAGEMENT

Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 EXHIBITS

Item 14 CONTROLS AND PROCEDURES

PART I

 FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this annual report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "plan," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This annual report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things: (a) no sales to date and profitability; (b) our growth strategies; (c) anticipated trends in our industry; (d) our future financing plans; (e) our anticipated needs for working capital; (f) changes in environmental laws; (g) problems regarding availability of labor, materials, and equipment once production commences; (h) failure of the flotation plant to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output, if and when production commences; (i) our lack of necessary financial resources to complete development of the mineral properties, successfully explore, mine, and fund our other capital commitments; (j) our ability to seek out and acquire other high quality gold properties; (k) the volatility of gold and other metal prices and the impact of any hedging activities, including margin limits and calls (l) between actual and estimated reserves, and between actual and estimated metallurgical recoveries, mining operational risk; (m) discrepancies between actual and estimated production; (n) speculative nature of gold exploration, dilution, and competition; (o) loss of key employees; and (p) defective title to mineral claims or property. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Business," as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur. In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Item 1. BUSINESS

Montpellier Group, Inc. was incorporated in the State of Delaware in November, 2001.

Montpellier Group, Inc. started as a coaching and consulting company to provide professional coaching services to individuals, business organizations, and other groups. The Company began actual coaching in June 2002; however, this never met the original expectations, so the Company decided to look for other business opportunities.

The Company announced on August 19, 2005, that it had completed an acquisition and amalgamation with International Gold Resources Inc., a private Nevada corporation. After the amalgamation, we became a mining exploration company through International Gold Resources, Inc. and its affiliates. Montpellier Group was the surviving company. International Gold Resources, Inc. (or "IGR") is the name of the amalgamated company.

The vision of the Company is to secure, explore, and develop properties in Amapa State, Brazil. The Brazilian mineral properties, to be acquired by International Gold Resources Inc., will comprise of approximately 210,000 hectares (520,000 acres) within the Brazilian Amapa belt, part of the Precambrian Guyana Shield.

Prior to the amalgamation on August 19, 2005, International Gold Resources, Inc. (the private Nevada Corporation) had spent $2,252,605 on its Brazilian and Yukon Territory properties which included a deposit to commission a gravity production plant that will process 1,600 tons per day. It is expected that the Company will be in production during 2006.

The Company had spent $2,252,605 at the period ended July 31, 2005 ($630,163 - October 31, 2004) on the mineral properties as follows:

The Company, through its affiliates, has received a title opinion. The titles were registered in the Brazilian Mining Journal of Records on March 3, 2005. Permits for the properties at both the Brazilian federal and state levels were received by the Company's affiliates.

Since March 2004, the Company has completed 960 auger holes on the tailings, drilling 50 meters apart, to a depth of 10 meters with samples taken every two meters. Results of an indicated resource were validated by an independent third party.

Recent Developments

IGR received a favorable geological report conducted by an independent Brazilian geologist, Mr. Jose Guimaraes Cavalcante. The report has been translated into English and the findings are summarized as follows:

Based on the work done by Mr. Cavalcante at the tailings properties situated near Lourenco in Amapa State, there is an estimated gold resource contained in the five tailings areas equivalent to 20,727,261 cubic meters, with an average density of approximately 1.7 ton/m, which equates to 35,236,343.7 tons. With the gold content varying between 0.8 to 1.1 grams per ton, total resource is estimated at 28,921,408.8 grams of gold, or 930,000 ounces. The report goes on to recommend that IGR install a gravity flow plant to re-win the gold in these tailings.

The Company has commissioned a recovery plant, which upon completion will be shipped to Lourenco, where we plan to begin its gold recovery production during 2006.

Since the Amalgamation on August 19, 2005, we have changed from a development stage to an exploration stage company. We have commenced exploration, but this has been limited. We have not generated revenue to date.

Products

The Company has generated no revenue from operations to date. At present IGR is a mining exploration company with properties in Amapa State, Brazil and options on certain mineral properties in the Yukon Territories in Canada. The Company is not yet in production for re-winning gold from the tailings on its Amapa properties.

Marketing

No marketing has been undertaken as the Company has generated no revenue from operations to date.

Customers

The Company has no customers as the Company has generated no revenue from operations to date.

Competition

Many companies are engaged in the exploration and development of mineral properties. The Company is at a disadvantage with respect to those competitors whose financial and technical resources exceed IGR's.

Our main competitors include GoldCorp with its Amapari property, and Eldorado Gold with its Vila Nova property who are also active in Amapa State.

Research and Development

Since March 2004, the Company has completed 960 auger holes on the tailings, drilling 50 meters apart, to a depth of 10 meters with samples taken every two meters. Results of the indicated resource were validated by an independent third party, Mr. Jose Guimaraes Cavalcante (refer recent developments above).

IGR intends, if and when financing for the Amapa project can be arranged, to continue its research and development efforts. Currently the Company's field geologists are continuing to do sampling, analytical, and metallurgical work.

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of October 31, 2005, we had no full-time employees and six part-time consultants. Our employees would not be covered by labor union contracts or collective bargaining agreements.

Item 2. PROPERTIES

Background

International Gold Resources Inc. have options on certain claim blocks in the Yukon Territory in Canada:

  The Cathy Claim Block with 150 claims on 7,000 acres

  The Kirkman Claim Block with 40 claims on 1,900 acres

  The Mahtin Claim Block with 112 claims on 6,000 acres

  The Bonanza Claim Block with 90 claims on 4,260 acres

  On September 30, 2004 and October 30, 2004, the Company entered into an agreement to acquire 49% and 51% respectively, for a total of a 100% interest in sixteen mineral claims located in Amapa State, Brazil and had committed itself to the issue of 2,000,000 convertible preference shares which pay no dividends and are convertible into six common shares for each one preference share. Conversion was to occur by providing the Company with written verification of the ownership of the claims by the Company. At both October 31, 2004 and October 31, 2005, the share capital of the Company was not yet altered to include the issuance of these convertible preference shares. Written verification of ownership of these claims has been received and since the date of the agreement nine more mineral claims have been added. The Company plans to issue such convertible preference shares in the near future to give effect to acquiring these twenty-five mineral claims (refer to note 16 on Commitments).

  Location and Access

  The Map below details where the Yukon claims are situated in proximity to Dawson City. They are accessible by road or barge on the rivers:

  The Company is in the process of finalizing the acquisition of its Brazilian affiliate (refer to Note 16 on Commitments) by the issue of convertible preference shares which will then formalize the ownership of its Brazilian mineral properties which are comprised of approximately 210,000 hectares (520,000 acres) within the Brazilian Amapa belt, part of the Precambrian Guyana Shield. These mineral claims are situated near the town of Lourenco.

  Mineral Title

  On October 4, 2004, the Company entered into an Assignment and Assumption of Option Agreement to earn a 100% interest in the Mahtin, Cathy, and Kirkman claims located in the Dawson Mining District of the Yukon Territory in Canada.

  On October 4, 2004, the Company entered into an Assignment and Assumption of Option Agreement to earn a 100% interest in the Bonanza claims located in the Dawson Mining District of the Yukon Territory in Canada.

  Mining and Processing Facilities

  The Company has commissioned a recovery plant from Etica Construcoes e Projectos Ltda. to construct such a plant, that will process 100 cubic meters per hour (or 1,600 tons per day) at the Brazilian tailings operation near Lourenco. Subject to financing, we will be in production in 2006 (refer to Note 16 (ii) on commitments as to the terms of the payment for such plant).The operation of this plant has been contracted out to a third party with the necessary staff and skills.

  Permits

  In late 2004, permits were issued at the Brazilian state and federal levels for environmental, remedial, and production purposes. The Company, through its affiliates, has received a title opinion. The titles were registered in the Brazilian Mining Journal of Records on March 3, 2005. Permits for the properties at both the Brazilian federal and state levels were received by the Company's affiliate reflecting their confidence in our mining operations and our commitment to the environment.

  Geology and Mineralization

  The Brazilian project area comprises granite-gneiss terrains, mafic-ultramafic rocks, volcanic-sedimentary association, and intrusive granitic and basic intrusive. Upper amphibolite faces metamorphism affected the mafic-ultramafic rocks as well as the volcanic-sedimentary association. With several small mines of gold, iron, together with numerous occurrences of tantalite, there indicates an anomalous concentration of mineral deposits in this region. The volcanic-sedimentary association is correlated and consists of fine- and coarse-grained clastic metasediments and chemical metasediments with basic metavolcanics inter-layered. This association hosts deposits of gold and iron, and corresponds to a Paleoproterozoic greenstone belt broadly comparable to the Guyanese Complex.

  This area has been commercially mined, on and off, from 1856 through to the late-1900s. Inefficient recovery methods resulted in a significant amount of gold remaining in the tailings. This also means that there is a local infrastructure in place with Lourenco as the nearest town being 5 kilometers east of the properties, with a population of approximately 2,500. Lourenco has a healthcare centre, school, gas station, garages and grocery stores, power, communications and a landing strip for single and twin engine planes.

  The Brazilian Amapa belt, which is part of the Precambrian Guyana Shield, continues from neighboring countries French Guiana, Surinam, Guyana, and Venezuela, and hosts producing world-class gold deposits. To date over 50 million ounces of gold have been recovered in the Guyana Shield.

  As the largest country in South America both economically and geographically, Brazil is also the continent's leading producer of base and precious metals, with excellent infrastructure for the mining industry. In 1995, Brazil overhauled its mining laws to attract foreign investment for mine development and exploration. Today, there are approximately 1,700 active mines in Brazil and many are foreign owned and internationally financed.

  In addition to its Brazilian properties, International Gold Resources Inc. also has the options to certain claim blocks in the Yukon Territory in Canada:

  The Cathy Claim Block with 150 claims on 7,000 acres:

    The geology: gabro mafic-ultramafic and sedimentary rocks and the creeks within the claims are gold-bearing

  The Kirkman Claim Block with 40 claims on 1,900 acres:

    The geology: gabro mafic-ultramafic, sedimentary, and granites and the creeks within the claims are gold-bearing

  The Mahtin Claim Block with 112 claims on 6,000 acres:

    The geology: part of the Late Cretaceous Sprague Creek stock (Tombstone Suite) and Rabbitkettle formation, have been metamorphosed to cherty calc-silicate hornfels garnet-diopside skarn and the creeks within the claims are gold bearing

  The Bonanza Claim Block with 90 claims on 4,260 acres:

    The geology: one of the original discovery creeks of the 1896 Klondike Gold Rush with Klondike schist and felsic intrusives

  Discovery of gold in 1896 on Bonanza and Eldorado Creeks resulted in the greatest gold rush in the history of gold. The Klondike has produced millions ounces of placer gold over the last 110 years and its source to date has not been discovered. This area of North America is un-glaciated. The exploration challenge is to track the migration of the placer gold to its source.

  The Yukon has a long history of mining with excellent infrastructure including electricity, roads, rail, air-support, hospitals and hotels, with professional and experienced workforce available. Many mining companies are actively exploring the Yukon for precious and base metals. Dawson City is the hub of the mining industry.

  Resources

  The Company received a favorable geological report conducted by an independent Brazilian geologist, Mr. Jose Guimaraes Cavalcante. The report has been translated into English and the findings are summarized as follows:

  Based on the work done by Mr. Cavalcante at the tailings properties situated near Lourenco in Amapa State, there is an estimated gold resource contained in the five tailings areas equivalent to 20,727,261 cubic meters, with an average density of approximately 1.7 ton/m, which equates to 35,236,343.7 tons. With the gold content varying between 0.8 to 1.1 grams per ton, total resource is estimated at 28,921,408.8 grams of gold, or 930,000 ounces.

  Risk Factors

  Gold Reserve Estimations

  Although independent consultants have reviewed and concurred with the estimations of reserves presented in this annual financial report, such estimations are necessarily imprecise because they depend upon the judgment of the individuals who review the geological and engineering information and upon statistical inferences drawn from only limited drilling and sampling. If the five Amapa tailings recovery operations encounters mineralization or geologic conditions different from those predicted, reserve estimations might have to be adjusted and mining plans altered. Changes to the planned operations could adversely affect forecast costs and profitability.

  Development and Completion

  The development of mineral deposits involves significant risks that even the best evaluation, experience, and knowledge cannot eliminate. The economic feasibility of the Company's mining claims is based upon a number of factors, including reserve estimations, extraction and process recoveries, engineering, capital and operating costs, future production from the Amapa tailings flotation plant, and future prices of gold.

  The Amapa tailings project has no significant operating history upon which to base estimates of operating costs and capital requirements. As a result, estimations of resources, mining and process recoveries, and operating costs have been based to a large extent upon the interpretation of geologic data obtained from auger holes, and upon feasibility estimates that derive forecasts of operating costs from anticipated tonnages and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of minerals from the ore, comparable facility and equipment costs, and climatic conditions and other factors. Commonly in new projects, actual construction costs, operating costs, and economic returns differ materially from those initially estimated.

  Operating

  Mining operations generally involve a high degree of risk. The Company's operations are subject to all the hazards and risks normally encountered in the development of open pit mining operations. These risks include unexpected geologic formations and conditions, cave-ins, flooding and other conditions involved in the open pit mining of material, any of which could result in damage to, or destruction of, producing facilities, damage to life or property, environmental damage, and possible legal liability.

  The Company's management will take certain precautions to mitigate these risks; however, in spite of these precautions, circumstances could arise that result in a significant increase in operating costs or cause the Company to incur potential liabilities, which could have a material adverse effect on its financial position.

  Price

  Although gold prices are at a high, no assurance can be given as to future prices or demand for the Company's gold production. Any decline in prices could have a material adverse effect on the Company's financial position.

  Market

  The Company plans to ship its gold concentrates to a refinery in Switzerland, but has not concluded a refining contract with any third parties. As the Company will be a small producer it will have no control of the market and will be dependent on entering into sales contracts. The profitability of our operations could be adversely affected if it does not achieve the selling prices or sales volumes currently targeted for its products. The markets are affected by numerous factors beyond the Company's control; for example, it is possible that new sources of supply from other domestic plants or imports could create an imbalance in the markets, depressing prices, and causing a decrease in demand for the Company's products. Any such factors could adversely impact the Company's ability to sell its products, the prices it receives for its products, and its profitability.

  Title

  The Brazilian property holdings in and around Lourenco in Amapa State, Brazil, subject to the issuance of the convertible preference shares, are registered in the name of its affiliate Uniworld Mineracao LTDA and are governed by Brazilian Mining Law. Although there can be no assurance that titles are not defective, the Company has obtained various reports and opinions with respect to its mining claims and believes its claims are in good standing and held according to industry practice.

  Environmental

  Mining is subject to potential risks and liabilities associated with pollution of the environment that may result from mineral exploration and production. Although the Company's initial mining and processing operation has been approved and permitted by regulatory authorities, the Company could incur unexpected environmental liability resulting from its mining activity at its tailings operations, or even stemming from previous activity conducted by others prior to our ownership. Insurance against environmental mining risks (including liability for the disposal of waste products) generally is not available at a reasonable price and currently the Company does not have and does not intend to purchase such insurance. Should the Company be unable to fund a required environmental remedy, the Company might be forced to suspend operations or enter into interim compliance measures pending completion of the remedy.

  Laws and regulations involving the protection and remediation of the environment are constantly changing and generally are becoming more restrictive. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations. Although the Company has obtained the permits required to commence operations, there can be no assurance that in the future the Company's operations will not be subject to more stringent regulations or to unfavorable interpretations of present regulations. It is possible that costs and delays in complying with such regulations could adversely affect the Company's mining plan or any potential expansion of that plan. This risk is mitigated at IGR in that no water or chemicals will be released into the environment during the mining and recovery process.

  Mining Legislation and Regulation

  The Company is subject to Brazilian federal, state, and local laws and regulations related to mine prospecting, development, transportation, production, exports, taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, mine safety, hazardous materials, toxic substances, and other matters. The Company believes that it has complied with all laws and regulations required for its initial mining operations; however, new laws and regulations, or more stringent enforcement could have a material adverse impact on the Company, causing a delay or reduction in production, increasing costs, and preventing an expansion of mining activities.

  Financing Risk

  Our Company began active operations in 2005 and we have not yet delivered any of our products nor generated any revenue. The Company has already expended substantial amounts of money on research and development of its products; acquisition of facilities and equipment; legal fees; startup costs; and other general operating expenses. We expect to incur significant additional development, deployment, sales and marketing expenses in connection with our business. Additionally, the Company has a substantial debt load to service. As a result, we expect to continue to incur operating losses for the foreseeable future, and we may never achieve or sustain profitability. It is likely that the business will fail unless substantial revenue sources are developed or additional equity or debt financing is obtained. Furthermore, if revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted in response to slower revenue growth, our business will be materially adversely affected.

  To satisfy capital requirements the Company has relied on the issuance of equity securities, and loans from shareholders. We believe that the $3.0 million of new financing it seeks would provide capital in an amount sufficient for it to bring its Amapa tailings project into production and to achieve positive cash flow; however, there can be no assurance that the Company will succeed in arranging the required financing.

  Management and Operations Personnel

  In order to achieve its objectives, the Company must add key people to its management team. We also require highly skilled exploration, geological, metallurgical, and mining personnel, who are in high demand and are often subject to competing offers.

  As we grow, we will continue to need an increased number of management and support personnel. It is possible that we will be unable to recruit the people we need in a timely fashion. Specifically, the recruitment and retention of engineers may be especially troublesome due to the current availability of and competition for such employees. Moreover, the loss of services of any of our key personnel would have a material adverse effect on our business.

  Amapa Tailings Project

  We need to pay the balance owing on the plant commissioned in order to start re-winning gold from these tailings properties as well as paying the arrear pre-production royalties to further this project. In addition, there may be other challenges that may present themselves resulting in lesser daily throughput, lower recoveries, or higher processing costs.

  Other Brazilian Mineral Properties

  Retaining these properties require that we remain current on the payment of the annual mineral right fees and conduct minimum annual exploration, as agreed with the Brazilian state mining authorities to ensure that the Company may renew such mineral claims after the initial three year period.

  Yukon Territory Options

  To acquire these claims we need to pay up the arrear amounts owing and conduct minimum annual exploration, as agreed with the Yukon Territory mining authorities.

  Item 3. LEGAL PROCEEDINGS

  None

  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

  PART II

  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Prior to the Company's business combination on August 19, 2005, its common stock had not traded at that time and was at $0.01 per share. A few transactions occurred in October 2005 bringing the price up to $5.25 per common share.

  There are 108 holders of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

  The following table summarizes the high and low closing sales prices per share of IGR's common stock on the OTC.BB for the periods indicated:

Quarter ended	OTC.BB(U.S. $)
2005	HIGH	LOW
01/31/05	$0.01	$0.01
04/20/05	$0.01	$0.01
07/31/05	$0.01	$0.01
10/31/05	$5.25	$0.01

  Dividends

  None

  Recent Sales of Securities

  On January 24, 2006, 500 common shares were sold at $5.20 per share.

  Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

  The results of operations for the years ended October 31, 2005 and 2004 reflect under-capitalization of the Company as its Amapa tailings project requires additional funding to be able to bring the gravity flotation plant into production and to achieve sustained profitable operations. Results of operations similar to those in 2005 can be expected to continue in the foreseeable future, and are not expected to change significantly until such time as additional capital and/or debt resources are secured and the Company is able to restructure its debt and lease commitments. The Company anticipates a need for at least $3.0 million in order to satisfy past commitments, commence the tailings operations, and initiate an exploration program as discussed in detail under the Liquidity and Capital Resources section of this report. If it fails to procure this funding, the Company may be required to eliminate substantially all business activities and to seek protection under the U.S. bankruptcy laws.

  Results of Operations

  Year Ended October 31, 2005 Compared To Year Ended October 31, 2004

  These financial statements include all the accounts of the Company. The acquisition and amalgamation has been accounted for under the purchase method.

  The Company became an exploration stage company at the time of the amalgamation on August 19, 2005. The results in the statement of operations reflect only the exploration expenses from the date of amalgamation to October 31, 2005. The figures reported at October 31, 2004 are not comparable.

  Sales

  None

  Expenses

  From the date of the amalgamation (refer to Note 1) to October 31, 2005, the Company has spent $628,670 on mineral property costs and expensed $2,638,202 (refer to Note 1) on the acquisition of International Gold Resources, Inc. (the private Nevada corporation). $2,638,202 was the value attributed on the acquisition and amalgamation of the private Nevada Corporation. This is summarized as follows:

  Consideration for the private corporation was 5,502,700 common shares valued at its last trading price for a total value of $1,100. The excess of the purchase price over the net book value, totaling $2,638,202 has been attributed to the resource properties which have been expensed, as shown in the table above.

  Subsequent to the date of the amalgamation, the Company made payments totaling $156,741 for the Brazil properties under the agreements disclosed on Notes 16(iii) and (iv) under Commitments

  The Company, through a third party, entered into an agreement with Said & Serafim to acquire this mineral property situated in northern Amapa State, Brazil, for $1.4 million (Brazilian RS3 million at year-end exchange rate). To date payments totaling $200,000 (Brazilian RS435,000) has been made. There are monthly commitments for the 2006 calendar year to pay $7,000 (RS15,000) monthly and $10,000 (RS20,000) for the 2007 calendar year. In addition, in the months of June and November of both 2006 and 2007, payments of $47,000 (RS100,000) each need to be made in order to secure this property.

  The Company, through a third party, entered into an agreement with the Cooperativa de Mineracao dos Garimpeiros do Lourenco ("COOGAL") to acquire the rights to two mineral properties near the town of Lourenco in Amapa State, Brazil, containing five tailings sites. The Company has to pay COOGAL a 20% royalty on gross production and to encourage the commencement of the re-winning of the gold from the tailings, there was a pre-production bonus payable of $1 million. This bonus is to be offset against future royalty payments. As at October 31, 2005, the title resulting from this agreement remains with the third party (refer Note 16 (i) on Commitments).

  In addition to what had previously been spent by International Gold Resources, Inc. (the private Nevada corporation) the Company has spent $471,729 on exploration and development costs, with $378,018 having been spent on the Brazilian properties, $30,473 on the Mahtin, Cathy & Kirkman properties in the Yukon Territory, and $63,438 on the Bonanza property in the Yukon Territory.

  General and Administrative Expenses

  The Company employed no full time staff but relied on consultants for geological, financial, and other advice having paid $81,451 (2004: $ Nil) for such services during the year. The Company financed its operations by the issue of Convertible Notes Payable and Convertible Debentures (refer to Notes 7 and 8) which resulted in interest expenses of $278,273 for the year ended October 31, 2005.

  Other Income and Expenses

  None

  Subsequent Events

  In order to continue financing our Brazilian exploration program, the Company issued promissory notes raising an additional $400,000 from October 31, 2005 to January 27, 2006 (refer to Note 15 in the financial statements for more details).

  Liquidity and Capital Resources

  We have historically had more expenses than income in each year of operations. The accumulated deficit from inception to October 31, 2005 is $3,832,479. The Company has been able to maintain a positive cash position solely through financing activities and borrowing.

  The primary source of liquidity in the future will be from sales of gold concentrate once the plant goes into production as well as seeking additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect.

  The only material commitment for capital expenditure is the balance owing on the plant plus the costs of shipping and erecting the plant totaling approximately $540,000. (refer to Note 16 (ii) on Commitments for more details).

  There are no known trends, events, or uncertainties that are reasonably expected to have a material impact on the net sales revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of International Gold Resources, Inc.

  The Company has the trading symbol of IGRU (2004: MPLG).

  Critical Accounting Policies and Estimates

  Our discussion and analysis of the Company's financial condition and results of operations is based on the Company's financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Critical accounting policies are defined as policies that management believes are the most important to the portrayal of the Company's financial condition and results of operations. These policies may require us to make difficult, subjective, or complex judgments, commonly about the effects of matters that are inherently uncertain.

  Our significant accounting policies are described in the audited financial statements and notes thereto included in Item 7. We believe that currently our most critical accounting policies relate to the capitalization of mineral properties and gold reserves.

  Recently Issued Accounting Pronouncements

  None

  Significant Accounting Policies

  Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations, and commercial commitments.

  General

  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the valuation of inventory and the liability for the stock bonus plan. Actual amounts could differ from these estimates.

  Revenue Recognition

  The Company has no revenue at present.

  Foreign Currency Translation

  Monetary assets and liabilities are translated at year-end exchange rates, and other assets and liabilities have been translated at the rates prevailing at the date of the transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year. Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of operations.

  All figures presented are in US dollars.

  Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements are attached following Item 14.

  Item 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

  PART III

  Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information about the Executive Officers and Directors of the Company, as well as certain members of its senior management:

Name	Position	Date Elected
J. Roland Vetter	President and Chief Financial Officer and Director	Joined August 18, 2005
Lyle Durham	Vice President Investor Relations and Director	Joined September 21, 2005
Donna Loui	Past President, Treasurer and a Director	Joined in July 2002/resigned August 18, 2005
Paul Hayward	Past Secretary and a Director	Joined in November, 2001/ Resigned September 21, 2005

  Mr. J. Roland Vetter, President and Chief Financial Officer

  Roland Vetter, a Chartered Accountant, has twenty years experience in the mining industry. He served for twelve years as the Group Financial Director Services for the Zimco Group, part of the Anglo American Corporation, New Mining Business Division involved in mining and manufacturing. Roland was the Chairman of the Anglo American Audit Liaison Committee.

  Since immigrating to Canada in 1998, Roland has consulted to companies in both the mining and technology sectors. His expertise is in acquiring, managing, and advancing mining projects. He will be invaluable to the Company.

  Mr. Lyle Durham, VP Investor Relations and Director

  Lyle Durham has held senior management positions in the commercialization of several innovations in the healthcare industry that have realized global benefit. For the past several years working in the sun care industry, Lyle developed and commercialized the first specific UVB monitoring device, enabling people to gauge UVB radiation exposure from the sun.

  Lyle has been instrumental in procuring investment for three small companies as well as business development in the pre-IPO markets. He has also structured and negotiated a number of mergers and acquisitions that have been beneficial to the shareholders.

  Past Officers and Directors

  During the current year Donna Loui and Paul Hayward stepped down to make way for Messrs. Vetter and Durham to step in and run the exploration operations of the Company post the merger.

  The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

  Executive Compensation

  There are no officers or directors that received compensation in excess of $100,000 or more during the last year.

  The table set forth below summarizes the annual compensation for services payable to certain officers and key employees of the Company:
Name and Principal Position	Salary	Bonus	Other Compensation
J. Roland Vetter, President & CFO	nil	nil	nil
Lyle Durham, VP Investor Relations	$37,000	nil	nil

  *Bonus and other compensation to be set by the Board of Directors

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

  No options have been issued by the Company to date.

  Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There are presently 38,643,003 (October 31, 2005: 38,579,003)shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of October 31, 2005, owns of record, or is known by the Company to own beneficially, more than five percent of the Company's common stock, and the shares held by the officers and directors of the Company:
	Shares of	Percent of
Name	Common Stock	Ownership
Lantz Financial Inc.	4,000,000	10.50%
Pan American Capital Group	6,400,000	16.80%
Directors & Officers of the Group:
Lyle Durham	200,000	0.53%
J. Roland Vetter	nil	0.00%

  Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None

  Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  31.1    Certifications

  32.1    Certifications

  (a) Reports on Form 8K:

  On August 18, 2005, the Company filed a Form 8-K relating to the resignation of Donna Loui in her position on the Board of Directors and as an officer of the Company. Ms. Loui had served as a Director, Chief Financial Officer, Treasurer, and Director since July of 2002.

  On August 18, 2005, the Company filed a Form 8-K relating to appoint J. Roland Vetter as President, Chief Financial Officer, and as a member of the Board of Directors.

  On September 21, 2005, the Company filed a Form 8-K relating to the resignation of Paul Hayward in his position on the Board of Directors and as an officer of the Company. Mr. Hayward had served as a Director and Secretary since 2001.

  On September 21, 2005, the Company filed a Form 8-K relating to the appointment of Lyle Durham as a member of the Board of Directors.

  On October 14, 2005, the Company filed a Form 8-K relating to the Company's independent auditors, Morgan & Co., resigning and the appointment of Staley Okada and Partners as independent auditors for the Company.

  On August 19, 2005, the Company filed a Form 8-K relating to the Registrant entering into an Agreement and Plan of Merger (the "Agreement") with International Gold Resources, Inc., a private Nevada corporation. Under the terms of the Agreement, the private corporation will merge into the Registrant, and the Registrant shall be the surviving corporation. Each existing shareholder of the private corporation shall exchange their outstanding shares for an equal number of shares of Montpellier.

  Item 14. CONTROLS AND PROCEDURES

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

  Additionally, there have been no material changes to the Company's system of internal controls or changes in other factors affecting the operation of the internal controls in the year since International Gold Resources Inc. management last evaluated the system of internal controls in conjunction with the preparation of financial statements for the year ended October 31, 2005.

  The Company paid its auditor, Staley Okada, audit and related fees of $34,831 in the past year.

(a)	Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended October 31, 2005, and October 31, 2004.
(b)

  Attached are the following Financial Statement Schedules and Auditors Report on Schedules.

  None

  All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

(c)	No report was filed on Form 8-K.
(d)	Exhibits.
	Exhibit 31	Certification of J Roland Vetter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a and 15d-14 of the Exchange Act)

	Exhibit 32	Certification of J Roland Vetter pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. sec. 1350)

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: February 3, 2006

International Gold Resources, Inc.

by: Roland Vetter, President & CFO

  FINANCIAL STATEMENTS

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)
(An Exploration Stage Company)
STATEMENT OF OPERATIONS

(Stated in US Dollars)

Statement 2

	Cumulative Amounts from Inception (26-Nov-01) to 31-Oct-05	31-Oct-05	31-Oct-04
REVENUES	$ 15,425	$ -	$ 7,617
GENERAL AND ADMINISTRATIVE EXPENSES			
Accounting and auditing	43,939	34,831	3,608
Advertising and promotion	3,313	3,278	-
Bank charges and interest	278,034	278,273	1,991
Consulting (Note 11)	101,816	81,451	13,165
Filing and transfer agent fees	2,715	2,715	-
Financing fees	4,028	685	-
Legal	25,589	25,589	-
Office supplies and stationery	34,333	28,955	2,133
Stock promotion	23,364	23,364	-
Telephone	1,273	1,273	-
Travel and accommodations	62,628	32,185	-
	581,032	512,599	20,897
MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES (Note 10)			
Acquisition costs	2,795,143	2,795,143	-
Development costs	471,729	471,729	-
	3,266,872	3,266,872	-
NET LOSS FOR THE PERIOD	$ (3,832,479)	$ (3,779,471)	$ (13,280)
NET LOSS PER COMMON SHARE		$ (0.11)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		33,631,381	6,500,000

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES INC.
(Formerly Montpellier Group Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

(Stated in US Dollars)

Statement 4

	Common Shares		Additional	Accumulated	Total
	Number of Shares	Amount	Paid In Capital	Deficit	Stockholders' Deficit
Shares issued for cash	32,500,000	$ 650	$ 5,850	$ -	$ 6,500
Net loss for the period ended October 31, 2002	-	-	-	(8,890)	(8,890)
Balance, October 31, 2002	32,500,000	650	5,850	(8,890)	(2,390)
Net loss for the year ended October 31, 2003	-	-	-	(30,838)	(30,838)
Balance, October 31, 2003	32,500,000	650	5,850	(39,728)	(33,228)
Net loss for the year ended October 31, 2004	-	-	-	(13,280)	(13,280)
Balance, October 31, 2004	32,500,000	650	5,850	(53,008)	(46,508)
Shares issued pursuant to merger with International Gold Resources Inc. (Note 1)	5,502,700	110	990	-	1,100
Shares issued for cash at $3.00 per share	92,000	1	275,999	-	276,000
Shares allotted (Note 9(iii))	484,303	10	484,293	-	484,303
Net loss for the year ended October 31, 2005	-	-	-	(3,779,471)	(3,779,471)
Balance, October 31, 2005	38,579,003	$ 771	$ 767,132	$ (3,832,479)	$ (3,064,576)

The accompanying notes are an integral part of these financial statements.

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

  1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

  Montpellier Group Inc. (the "Company") is a public company trading on the Over-the-Counter Bulletin Board (OTCBB). On August 19, 2005, the Company completed an acquisition and amalgamation with International Gold Resources Inc. (IGR), a private company incorporated on March 16, 2004 under the laws of the State of Nevada. Subsequent to the amalgamation, the Company changed its name to International Gold Resources Inc.

  The Company is an exploration stage company engaged in the acquisition, exploration, and development of resource properties.

  The Company has a fiscal year-end of October 31.

  SHARE EXCHANGE AGREEMENT

  The acquisition and amalgamation of the Company with IGR has been recorded under the purchase method of accounting. As at August 19, 2005, IGR had the following fair values:

Cash	$197,586
Plant and equipment, net	104,109
Accounts payable	(335,185)
Notes payable	(147,357)
Convertible notes payable	(1,450,597)
Convertible debentures payable	(1,005,658)

  Consideration for IGR was 5,502,700 shares valued at its last trading price for a total value of $1,100. The excess of the purchase price over the net book value, totaling $2,638,202 has been attributed to the resource properties held in IGR. Management believes an impairment exists and has accordingly written off the value to acquisition costs.

  2. GOING CONCERN

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $3,779,471 ($13,280 - October 31, 2004) for the year ended October 31, 2005, and has negative working capital. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the year ending October 31, 2006.

  The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties, and the discovery, development and sale of ore reserves.

  In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

  3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Significant accounting policies which affect the Company are summarized below:

  i)           Exploration Stage Company

             The Company is considered to be in the Exploration stage as defined in Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to exploring and developing the mineral properties in Brazil and the Yukon Territory, Canada.

  ii)          Accounting Method

              The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

  iii)         Mineral Property Exploration and Development

              The Company has been in the exploration stage since its formation and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

  iv)         Loss Per Share

  The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

  Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be anti-dilutive.

  v)          Provision for Taxes

  Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes," which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

  3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  vi)          Use of Estimates

  The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, upon settlement, actual results may differ from estimated amounts.

  vii)         Cash and Cash Equivalents

  The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents and which, in the opinion of management, are subject to an insignificant risk of loss in value.

  viii)        Derivative Instruments

  At October 31, 2005, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

  ix)         Compensated Absences

  The Company has no employees. At such time as the Company hires personnel, its employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors. The Company's policy will be to recognize the cost of compensated absences when actually paid to employees.

  x)           Foreign Currency Translations

  The Company's functional currencies are the U.S. dollar and Brazilian Reis. The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

  a) monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and

  b) revenue and expense items at the average rate of exchange prevailing during the period.

  Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

  For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

  xi)         Fair Value of Financial Instruments and Derivative Financial Instruments

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents and amount due to related party approximate their fair values because of the short maturity of these items. Certain fair

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

  3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  xi)        Fair Value of Financial Instruments and Derivative Financial Instruments - Continued

  value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

  All significant financial assets, financial liabilities, and equity instruments of the Company are either recognized or disclosed in these financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk, and credit risk. Where practicable, the fair value of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to the fair value has been disclosed.

  xii)         Stock Based Compensation

  The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R "Share Based Payment". SFAS No. 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans".

  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

  3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  xii)        Stock Based Compensation - Continued

  standard is not expected to have a material effect on the Company's results of operations or financial position.

  As at October 31, 2005, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in the net loss as no options had been granted.

  xiii)        Amortization Policy

  Plant and equipment are recorded at cost. Amortization is calculated from the date of acquisition using the following methods and rates:

ASSET	ESTIMATED USEFUL LIFE

Air-conditioners	5 Years
Assets under $1,000	Expensed
Buildings	10 Years or life of mine
Computer equipment	3 Years
Furniture & Fittings	10 Years
Vehicles	3 years
Software	100%

  Replacements, maintenance, and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Major renewals and improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in other income or expense on the statement of operations.

  The Company expenses exploration costs as incurred, but capitalizes costs directly attributable to the acquisition of mineral properties, pending determination as to their commercial feasibility. Mine development costs that are expected to benefit future production are capitalized and amortized on the units-of-production method over proven reserves.

  Mineral properties (including capitalized development costs), plant, and equipment are amortized on the units-of-production basis based on proven and probable reserves. Although estimations of proven and probable reserves are developed with the aid and concurrence of independent experts, such estimations are imprecise because they depend upon the judgment of individuals who review the geological and engineering information and upon statistical inferences drawn from only limited drilling and sampling. Should the Company's future operations encounter mineralization or geologic conditions different from those predicted, reserves might have to be adjusted and amortization schedules modified.

  The Company evaluates its long-term assets for impairment when events or changes in economic circumstances indicate the carrying amount of the assets may not be recoverable. For operating projects, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to determine whether the assets are recoverable and measures any impairment by reference to fair value. Fair value is estimated using the Company's expectation of discounted net cash flows.

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

  3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  xiv)        Segmented Reporting

  SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

  xv)         Revenue Recognition

  The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue consisted of coaching and consulting services and are recognized only when all of the following criteria have been met: Persuasive evidence for an agreement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured.

  xvi)        Recently Adopted Accounting Standards

  In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and supersedes FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

  In December 2004, the FASB issued SFAS 153, "Exchanges of Non-Monetary Assets," an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The Company does not expect the provisions of SFAS 153 will have a significant impact on its results of operations.

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

   3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  xvi)        Recently Adopted Accounting Standards - Continued

  In November 2004, the FASB issued SFAS No.151, "Inventory Costs, an amendment of ARB No.43, Chapter 4." This statement is effective for fiscal years beginning after June 15, 2005, therefore it will become effective for the Company beginning October 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

  4. PLANT AND EQUIPMENT

  Details are as follows:

	Cost	Accumulated Amortization	2005 Net Book Value	2004 Net Book Value
Building	$ 22,511	$ 1,313	$ 21,198	$ -
Vehicles	90,962	11,248	79,714	-

Office furniture and equipment	14,00	117	1,283	-
Computer equipment	2,088	174	1,914	-
	$ 116,961	$ 12,852	$ 104,109	$ -

  5. DUE TO SHAREHOLDER

  The Company arranged an unsecured line of credit with a shareholder.  The line of credit bears interest at the rate of 5% per annum with all outstanding principal and accrued interest payable by December 1, 2005.  At the year-end, the amount of $52,872 (2004 - $47,507) had not been repaid as the shareholder has agreed to extend the repayment terms until the Company is fully financed.

  6. DUE TO UNIWORLD MINERACAO LTDA.

  The amount due to Uniworld Mineracao Ltda. of $44,575 (2004 - $Nil) is for expenses incurred on behalf of the Company for exploration work conducted in Brazil. The amount is without interest and without any specific terms for repayment.

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

  7. CONVERTIBLE NOTES PAYABLE

  These convertible notes were part of the company acquired during the current year (Note 1). At October 31, 2005, there are forty-nine convertible notes payable as follows:

DATE ISSUED	DUE DATE	INTEREST RATE BEFORE DEFAULT	INTEREST RATE AFTER DEFAULT	PRINCIPAL AMOUNT 31-OCT-05	PRINCIPAL AMOUNT 31-OCT-04
March 26, 2004	April 25, 2004	-	60.0%	$ 40,000	-
May 04, 2004	August 04, 2004	32.5%	36.0%	40,000	-
June 02, 2004	August 02, 2004	120.0%	60.0%	40,000	-
June 23, 2004	September 23, 2004	40.0%	60.0%	5,000	-
June 24, 2004	August 24, 2004	120.0%	60.0%	25,000	-
July 13, 2004	November 14, 2004	60.0%	60.0%	20,000	-
July 15, 2004	November 16, 2004	60.0%	60.0%	10,000	-
July 30, 2004	November 30, 2004	60.0%	60.0%	2,600	-
August 10, 2004	December 10, 2004	60.0%	60.0%	10,000	-
August 25, 2004	December 25, 2004	60.0%	60.0%	55,000	-
September 22, 2004	January 22, 2005	30.0%	36.0%	10,000	-
October 1, 2004	February 1, 2005	30.0%	36.0%	20,000	-
October 11, 2004	February 11, 2005	60.0%	36.0%	10,000	-
October 12, 2004	February 12, 2005	30.0%	36.0%	20,000	-
October 26, 2004	April 26, 2005	24.0%	36.0%	50,000	-
October 26, 2004	October 26, 2005	24.0%	36.0%	50,000	-
October 28, 2004	October 28, 2005	24.0%	36.0%	20,000	-
November 11, 2004	May 11, 2005	24.0%	36.0%	10,000	-
December 2, 2004	December 12, 2004	72.5%	36.0%	5,000	-
December 3, 2004	March 3, 2005	24.0%	36.0%	10,000	-
December 3, 2004	June 3, 2005	25.0%	60.0%	2,400	-
January 14, 2005	December 14, 2005	27.5%	36.0%	5,000	-
January 26, 2005	March 26, 2005	38.15%	36.0%	55,000	-
February 4, 2005	December 4, 2005	30.0%	36.0%	5,000	-
February 9, 2005	February 9, 2006	32.0%	36.0%	5,000	-

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

  7. CONVERTIBLE NOTES PAYABLE - Continued

February 22, 2005	March 22, 2005	240.0%	20.0%	30,000	-
March 4, 2005	December 5, 2005	30.0%	36.0%	5,000	-
March 23, 2005	April 23, 2005	40.0%	40.0%	30,000	-
March 28, 2005	May 28, 2005	36.0%	36.0%	50,000	-
April 5, 2005	May 5, 2005	48.0%	60.0%	25,000	-
April 25, 2005	April 25, 2006	36.0%	36.0%	5,000	-
April 26, 2005	June 26, 2005	36.0%	48.0%	50,000	-
April 28, 2005	May 12, 2005	80.0%	60.0%	15,000	-
April 28, 2005	May 28, 2005	36.0%	48.0%	50,000	-
April 29, 2005	May 29, 2005	35.0%	60.0%	13,800	-
May 5, 2005	May 19, 2005	96.0%	60.0%	10,000	-
May 11, 2005	June 1, 2005	58.0%	60.0%	15,000	-
May 20, 2005	June 3, 2005	75.0%	60.0%	100,000	-
May 27, 2005	June 6, 2005	120.0%	48.0%	30,000	-
June 2, 2005	February 14, 2006	45.0%	48.0%	5,000	-
June 13, 2005	June 17, 2005	60.0%	48.0%	15,000	-
June 16, 2005	June 17, 2006	36.0%	48.0%	10,000	-
June 28, 2005	December 29, 2005	36.0%	36.0%	30,000	-
June 28, 2005	June 28, 2006	36.0%	36.0%	11,500	-
June 29, 2005	July 30, 2005	60.0%	48.0%	10,000	-
July 13, 2005	January 13, 2006	36.0%	36.0%	20,000	-
July 20, 2005	July 20, 2006	36.0%	36.0%	50,000	-
July 21, 2005	July 21, 2006	36.0%	36.0%	100,000	-
August 1, 2005	August 1, 2006	36.0%	36.0%	100,000
				1,305,300	-
Accrued interest on convertible notes				538,678	-
				$ 1,843,978	$ -

  Notes in default receive the interest rate after default rate from the default date until either conversion or payout. Each note is convertible, at the option of the holder, into common shares of the Company on the basis of one common share for each dollar of principal and accrued interest owed at the time of conversion. The Company accounts for convertible notes in accordance with EITF Issue 00-19, which requires presentation as a liability when the holder has a choice of net-cash settlement or settlement in shares.

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

  8. CONVERTIBLE DEBENTURES PAYABLE

  These convertible debentures were part of the company acquired during the current year (Note 1). At October 31, 2005, there are twenty-eight convertible debentures payable as follows:

DATE ISSUED	DUE DATE	INTEREST RATE BEFORE DEFAULT	INTEREST RATE AFTER DEFAULT	FACE VALUE 31-OCT-05	FACE VALUE 31-OCT-04
March 24, 2004	March 24, 2005	20.0%	20.0%	$ 10,000	$ -
March 31, 2004	March 31, 2005	20.0%	20.0%	5,000	-
April 7, 2004	April 7, 2005	20.0%	20.0%	10,000	-
April 8, 2004	April 8, 2005	20.0%	20.0%	25,000	-
April 16, 2004	April 16, 2005	20.0%	20.0%	25,000	-
April 26, 2004	April 26, 2005	20.0%	20.0%	20,000	-
May 10, 2004	May 10, 2005	20.0%	20.0%	25,000	-
July 2, 2004	July 2, 2005	20.0%	20.0%	25,000	-
August 4, 2004	August 4, 2005	20.0%	20.0%	9,000	-
August 4, 2004	August 4, 2005	20.0%	20.0%	30,000	-
December 14, 2004	December 14, 2005	20.0%	20.0%	25,000	-
January 10, 2005	January 10, 2006	20.0%	20.0%	20,000	-
February 4, 2005	February 4, 2006	20.0%	20.0%	10,000	-
February 14, 2005	February 13, 2006	20.0%	20.0%	20,000	-
February 14, 2005	February 13, 2006	20.0%	20.0%	10,000	-
February 15, 2005	February 14, 2006	20.0%	20.0%	20,000	-
March 7, 2005	March 6, 2006	20.0%	20.0%	10,000	-
April 16, 2005	April 15, 2006	20.0%	20.0%	10,000	-
April 16, 2005	April 16, 2006	20.0%	20.0%	50,000	-
April 16, 2005	April 17, 2006	20.0%	20.0%	50,000	-
April 16, 2005	April 18, 2006	20.0%	20.0%	30,000	-
April 19, 2005	April 18, 2006	20.0%	20.0%	10,000	-
April 19, 2005	April 18, 2006	20.0%	20.0%	10,000	-
April 21, 2005	April 20, 2006	20.0%	20.0%	25,000	-
April 21, 2005	April 20, 2006	20.0%	20.0%	25,000	-
May 27, 2005	May 26, 2006	20.0%	20.0%	50,000	-

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

  8. CONVERTIBLE DEBENTURES PAYABLE - Continued

August 17, 2005	August 16, 2006	20.0%	20.0%	100,000	-
August 17, 2005	August 16, 2006	20.0%	20.0%	100,000	-
				759,000	-
Accrued interest on convertible debentures				109,132	-
				$ 868,132	$ -

  Debentures in default receive the interest rate after default rate from the default date until either conversion or payout. The principal and interest are convertible into common shares of the Company at the option of the holder twelve months from the date of issue. The debenture is convertible into the number of common shares by dividing the conversion amount by 60% of the last 45 days average trading price or $1, whichever is less. The Company accounts for convertible debentures in accordance with EITF Issue 00-19, which requires presentation as a liability when the holder has a choice of net-cash settlement or settlement in shares.

  9. SHARE CAPITAL

  i)           At October 31, 2005, there were 92,000 (October 31, 2004 - $Nil) warrants outstanding entitling the holder to purchase one common share of the Company at $3 per share. These warrants expire 6 months from the date of purchase or before April 30, 2006.

  ii)          On February 1, 2005, the Company did a 1 old for 5 new share split. The par value of the common shares changed from $0.0001 to $0.00002. All share figures reflect the change in these financial statements.

  iii)          During the year, $434,000 in convertible debt plus accrued interest of $50,303 was satisfied by conversion to 484,303 common shares.

  10. MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES

  From the date of the acquisition and amalgamation to October 31, 2005, the Company has spent $628,670 on mineral property costs and expensed $2,638,202 (Note 1) on the acquisition of IGR. The $2,638,202 was the value attributed on the acquisition and amalgamation of IGR. This is summarized as follows:

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

  10. MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES - Continued

  i)           Mahtin, Cathy, and Kirkman Claims, Yukon Territory, Canada

  On October 4, 2004, the Company entered into an Assignment and Assumption of Option Agreement to earn a 100% interest in the Mahtin, Cathy, and Kirkman claims located in the Dawson Mining District of the Yukon Territory in Canada by issuing 400,000 shares of the Company, making cash payments totalling $420,000, and by spending a minimum of $1,600,000 on the Mahtin claim and another $1,600,000 on the Kirkman and Cathy claims as follows:

Date	Cash Payments		Share Issuance		Exploration Expenditures
March 15, 2004	$50,000	(a)	100,000	(b)	$300,000	(c)
August 15, 2004	50,000		-		100,000
February 15, 2005	50,000		100,000		450,000
August 15, 2005	50,000		-		-
February 15, 2006	60,000		100,000		1,000,000
August 15, 2006	70,000		-		-
February 15, 2007	90,000		-		1,500,000
August 15, 2007			100,000		-
	$420,000		400,000		$3,350,000

  (a) 50,000 shares were issued in lieu of this payment

  (b) Issued

  (c) At October 31, 2005, $190,936 had been paid or accrued

  At the year ended October 31, 2005, the Company is not in compliance with the commitments on the option agreement covering the Mahtin, Cathy, and Kirkman claims in the Yukon Territory. A mutual agreement has been negotiated between all parties to extend the option agreement indefinitely. The vendor retains the right to terminate on 30-days notice while in default. As these mineral claims are subject to an option agreement no entries were accrued for liabilities in terms of such option.

  ii)           Bonanza Claims, Yukon Territory, Canada

  On October 4, 2004, the Company entered into an Assignment and Assumption of Option Agreement to earn a 100% interest in the Bonanza claims located in the Dawson Mining District of the Yukon

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

  10. MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES - Continued

  ii)           Bonanza Claims, Yukon Territory, Canada - Continued

  Territory in Canada by issuing 300,000 shares of the Company, making cash payments totalling $200,000, and by spending a minimum of $1,000,000 on the Bonanza claims as follows:

Date	Cash Payments	Share Issuance		Exploration Expenditures
March 17, 2004	$15,000	100,000	(a)	$-
September 17, 2004	15,000	-		-
December 31, 2004	-	-		100,000
March 17, 2005	25,000	100,000		-
September 17, 2005	25,000	-		-
December 31, 2005	-	-		150,000
March 17, 2006	30,000	-		-
September 17, 2006	30,000	-		-
December 17, 2006	-	-		250,000
March 17, 2007	30,000	-		-
September 17, 2007	30,000	-		-
December 31, 2007	-	-		500,000
March 17, 2008	-	100,000		-
	$200,000	300,000		$1,000,000

  (a) Issued

  At the year ended October 31, 2005, the Company was not in compliance with the commitments on the option agreement covering the Bonanza Claims located in the Dawson mining district of the Yukon Territory. A mutual agreement has been negotiated between all parties to extend the option agreement indefinitely. The vendor retains the right to terminate on 30-days notice while in default. As these mineral claims are subject to an option agreement no entries were accrued for liabilities in terms of such option.

  A 1% NSR can be bought by the Company within 60 days of receiving a bankable feasibility study for $1,000,000 or $2,000,000 after the 60-day period.

  11. RELATED PARTY TRANSACTIONS

  During the year ended October 31, 2005, the Company entered into the following transactions with related parties:

    paid or accrued consulting fees of $37,000 (Nil - October 31, 2004) to a director and companies related to the director.

  These transactions have been in the normal course of operations and, in management's opinion, undertaken with the same terms and conditions as transactions with unrelated parties.

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

  12. FINANCIAL INSTRUMENTS

  The Company's financial instruments consist of cash and cash equivalents, accounts payable, due to shareholder, due to Uniworld Mineracao Ltda., convertible notes payable, and convertible debenture payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

  13. INCOME TAXES

  The Company has accumulated net operating losses for income tax purposes of approximately $3,284,055, which may be carried forward up to 2025 and used to reduce taxable income of future years.

  Details of future income tax assets at October 31, 2005 are as follows:

Non-capital tax loss at October 31, 2004	$ 53,000
Non-capital tax loss for year ended October 31, 2005	3,231,055
3,284,055
Valuation allowance	(3,284,055)
$ -

  The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. A full valuation allowance has been provided for the Company's future income tax assets, as the management of the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future.

  14. SEGMENTED INFORMATION

  Details on a geographic basis as at October 31, 2005 are as follows:

	31-Oct-05	31-Oct-04
Total Assets
USA	$106,894	$5,542
Brazil	128,822	-
Total	$235,716	$5,542
Total Plant and Equipment
USA	$-	$-
Brazil	104,109	-
Total	$104,109	$-
Net Loss
USA	$3,231,055	$20,897
Brazil	548,416	-
Total	$3,779,471	$20,897

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

  15. SUBSEQUENT EVENTS

  On November 15, 2005, the Company issued a promissory note in the principal amount of $100,000 with interest at 20.4% per annum due on June 15, 2006. Interest after the maturity date is 60.0% per annum.

  On November 15, 2005, the Company issued 10,000 common shares valued at $3.00 per share. Total gross proceeds from the share issuance amounts to $30,000.

  On November 25, 2005, the Company issued 10,000 common shares valued at $3.00 per share. Total gross proceeds from the share issuance amounts to $30,000.

  On November 28, 2005, the Company issued 35,000 common shares valued at $3.00 per share. Total gross proceeds from the share issuance amounts to $105,000.

  On December 9, 2005, the Company issued a promissory note in the principal amount of $40,000 with interest at 20.4% per annum due on July 9, 2006. Interest after the maturity date is 60.0% per annum.

  On December 16, 2005, the Company issued a promissory note in the principal amount of $50,000 with interest at 20.4% per annum due on July 16, 2006. Interest after the maturity date is 60.0% per annum.

  On December 23, 2005, the Company issued a promissory note in the principal amount of $50,000 with interest at 20.4% per annum due on July 23, 2006. Interest after the maturity date is 60.0% per annum.

  On January 9, 2006, the Company issued a promissory note in the principal amount of $160,000 with interest at 20.4% per annum due on September 9, 2006. Interest after the maturity date is 60.0% per annum.

  On January 27, 2006 the Company issued a promissory note in the principal amount of $100,000 with interest at 20.4% per annum due on October 27, 2006. Interest after the maturity date is 60.0% per annum.

  16. COMMITMENTS

  i)           On September 30, 2004 and October 30, 2004, the Company entered into an agreement to acquire 49% and 51% respectively, for a total of 100% interest in sixteen mineral claims located in Amapa State, Brazil and had committed itself to the issue of 2,000,000 convertible preference shares which pay no dividends and are convertible into six common shares for each one preference share. Conversion was to occur by providing the Company with written verification of the ownership of the claims by the Company. At both October 31, 2004 and October 31, 2005, the authorized share capital of the Company was not yet altered to include the issuance of the shares and the written verification of ownership of these claims was received after the year end.

  ii)          On April 1, 2004, the Company, through a third party, entered into an agreement with Etica Construcoes e Projectos Ltda. ("Etica") to construct a gravitation plant in a mine site near the town of Lourenco in Amapa State, Brazil. Under the terms of the agreement, the Company had to pay 50% of the contracted amount of $540,000 upon signing, 40% upon conclusion (structure) and 10% on final installation and inspection. The Company has paid the 50% that was due upon signing but due to lack of funds, it was not able to advance the next payment to Etica. The agreement does not specify an agreed-upon date of completion. As at October 31, 2005, the title resulting from this agreement remains with the third party.

  iii)         On March 8, 2005, the Company, through a third party, entered into an agreement with the Cooperativa de Mineracao dos Garimpeiros do Lourenco ("COOGAL") to acquire the rights to two

  INTERNATIONAL GOLD RESOURCES INC.

  (Formerly Montpellier Group Inc.)

  (An Exploration Stage Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEAR ENDED OCTOBER 31, 2005

  (Stated in US Dollars)

  16. COMMITMENTS - Continued

  i)           mineral properties near the town of LourenCo in Amapa State, Brazil, containing five tailings sites. The Company must pay COOGAL a 20% royalty on gross production and to encourage the commencement of the re-winning of the gold from the tailings, there was a pre-production bonus payable of $1 million. This bonus is to be offset against future royalty payments. As at October 31, 2005, the title resulting from this agreement remains with the third party.

  iv)         The Company, through a third party, has entered into an agreement with Said & Serafim to acquire a mineral property situated in northern Amapa State, Brazil, for $1.4 million (Brazilian RS3 million at year-end exchange rate). To date payments totaling $200,000 (Brazilian RS435,000) has been made. There are monthly commitments for the 2006 calendar year to pay $7,000 (RS15,000) monthly and $10,000 (RS20,000) for the 2007 calendar year. In addition, in the months of June and November of both the 2006 and 2007, payments of $47,000 (RS100,000) each need to be made in order to secure this property. As at October 31, 2005, the title resulting from this agreement remains with the third party.

  v)          Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently, the Company is contingently exposed to financial losses or failure as a result of these risks.