Form 10QSB
period 2006-01-31
International Gold Resources, Inc.
filed 2006-03-16
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2006

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50103

INTERNATIONAL GOLD RESOURCES, INC.
(Name of Small Business Issuer in its Charter)

Delaware	71-911780705
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

15321 Main St. NE. 152,
Duvall, WA	98019
(Address of principal executive office)	(Zip Code)

(425) 844-2535

(Issuer's telephone number)

Montpellier Group, Inc.
(Former Name or Former Address, if changed since last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

X  Yes   No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

 Yes X No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of shares of the issuer's common stock $0.00002 par value outstanding as of March 15, 2006 83,381,696

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this quarterly report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "plan," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This quarterly report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things: (a) no sales to date and profitability; (b) our growth strategies; (c) anticipated trends in our industry; (d) our future financing plans; (e) our anticipated needs for working capital; (f) changes in environmental laws; (g) problems regarding availability of labor, materials, and equipment once production commences; (h) failure of the flotation plant to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output, if and when production commences; (i) our lack of necessary financial resources to complete development of the mineral properties, successfully explore, mine, and fund our other capital commitments; (j) our ability to seek out and acquire other high quality gold properties; (k) the volatility of gold and other metal prices and the impact of any hedging activities, including margin limits and calls (l) between actual and estimated reserves, and between actual and estimated metallurgical recoveries, mining operational risk; (m) discrepancies between actual and estimated production; (n) speculative nature of gold exploration, dilution, and competition; (o) loss of key employees; and (p) defective title to mineral claims or property. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Business," as well as in this quarterly report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this quarterly report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this quarterly report will in fact occur. In addition to the information expressly required to be included in this quarterly report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

PART 1 - FINANCIAL INFORMATION

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

------ INDEX ------

Interim Balance Sheet

Interim Statement of Operations

Interim Cash Flow Statement

Interim Statement of Stockholders' Deficiency

Notes to Interim Financial Statements

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)
(An Exploration Stage Company)
INTERIM BALANCE SHEET
AT JANUARY 31, 2006 WITH AUDITED FIGURES AT OCTOBER 31, 2005

(Stated in US Dollars)

(Prepared by Management)

	(Unaudited) 31-Jan-06	31-Oct-05
ASSETS		
CURRENT ASSETS		
Cash and cash equivalents	$ 592,317	$ 106,894
Accounts receivable	358	-
Prepaid expenses and deposits	-	24,713
	592,675	131,607
PLANT AND EQUIPMENT (Note 4)	95,757	104,109
Total Assets	$ 688,432	$ 235,716
LIABILITIES AND STOCKHOLDERS' DEFICIENCY		
CURRENT LIABILITIES		
Accounts payable and accrued liabilities	$ 419,642	$ 490,735
Due to shareholder (Note 5)	53,533	52,872
Due to Uniworld Mineracao Ltda. (Note 6)	44,575	44,575
Notes payable (Note 7)	451,938	-
Convertible notes payable (Note 8)	2,059,670	1,843,978
Convertible debentures payable (Note 9)	722,950	868,132
Total Liabilities	3,752,308	3,300,292
STOCKHOLDERS' DEFICIENCY		
Authorized:		
80,000,000 common shares, par value $0.00002 per share		
20,000,000 preferred shares, par value $0.0001 per share		
Issued and outstanding (Note 11)		
39,043,085 common shares issued and outstanding (31Oct05 - 38,579,003)	781	771
Additional paid in capital	1,791,202	767,132
Deficit - Accumulated during exploration stage	(4,855,859)	(3,832,479)
Total Stockholders' Deficiency	(3,063,876)	(3,064,576)
Total Liabilities and Stockholders' Deficiency	$ 688,432	$ 235,716

Going concern (Note 2)
Subsequent events (Note 17)
Commitments (Note 18)

Approved by the Directors:

J Roland Vetter, President & CFO

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES INC.

(Stated in US Dollars)

(Prepared by Management)

	(Unaudited) Cumulative Amounts from Inception (26-Nov-01) to 31-Jan-06	(Unaudited) 31-Jan-06	(Unaudited) 31-Jan-05
REVENUES	$ 15,425	$ -	$ -
GENERAL AND ADMINISTRATIVE EXPENSES			
Accounting and auditing	113,157	69,218	-
Advertising and promotion	7,810	4,497	-
Bank charges and interest	544,913	266,879	605
Consulting (Note 13)	169,316	67,500	5,332
Filing and transfer agent fees	3,589	874	-
Financing fees	4,028	-	-
Legal	62,158	36,569	-
Office expenses, supplies, and stationery	55,251	20,918	-
Stock promotion	50,496	27,132	-
Telephone	2,715	1,442	-
Travel and accommodations	128,085	65,457	-
	1,141,518	560,486	5,937
MINERAL PROPERTY EXPLORATION EXPENSES (Note 12)			
Amortization	8,352	8,352	-
Acquisition costs	2,795,143	-	-
Exploration costs	926,271	454,542	-
	3,729,766	462,894	-
NET LOSS FOR THE PERIOD	$ (4,855,859)	$ (1,023,380)	$ (5,937)
NET LOSS PER COMMON SHARE		$ (0.03)	$ (0.01)
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		38,617,336	6,500,000

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES INC.

(Stated in US Dollars)

(Prepared by Management)

	(Unaudited) Cumulative Amounts from Inception 26-Nov-01 to 31-Jan-06	(Unaudited) 31-Jan-06	(Unaudited) 31-Jan-05
OPERATING ACTIVITIES			
Net loss for the period	$ (4,855,859)	$ (1,023,380)	$ (5,937)
Add/(deduct) non-cash items			
Accrued interest on debt	255,251	255,251	-
Amortization	8,352	8,352	-
Non-cash acquisition costs (Notes 1 and 12)	2,638,202	-	-
	(1,954,054)	(759,777)	(5,937)
Changes in non-cash working capital items			
Accounts receivable	(358)	(358)	-
Prepaid expenses and deposits	-	24,714	-
Accounts payable and accrued liabilities	677,259	(71,093)	586
Cash provided/(used) by operating activities	(1,277,153)	(806,514)	(5,351)
FINANCING ACTIVITIES			
Common stock issued for cash	1,122,497	839,997	-
Advances from shareholder (Note 5)	52,872	-	-
Advances from Uniworld Mineracao Ltda.(Note 6)	44,575	-	-
Notes payable issued	451,938	451,938	-
Cash provided/(used) by financing activities	1,671,882	1,291,935	-
INVESTING ACTIVITIES			
Cash acquired with purchase of subsidiary (Note 1)	197,586	-	-
Cash provided/(used) by investing activities	197,586	-	-
CASH INCREASE/(DECREASE)	592,317	485,423	(5,351)
CASH, BEGINNING OF PERIOD	-	106,894	5,542
CASH, END OF PERIOD	$ 592,317	$ 592,317	$ 191
SUPPLEMENTAL DISCLOSURE:			
Interest paid	$ 16,100	$ 8,700	$ -
Income taxes paid	$ -	$ -	$ -
NON-CASH FINANCING AND INVESTING ACTIVITIES:			
Shares issued for debt (Note 11)	$ 484,303	$ -	$ -
Issued stock for International Gold Resources Inc.(Note 1)	$ 1,100	$ -	$ -
Shares issued on conversion of debt	$ 184,083	$ 184,083	$ -

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' DEFICIT
AS AT JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Note 11) Common Shares		Additional Paid In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Deficit
	Number of Shares	Amount			
Shares issued for cash	32,500,000	$ 650	$ 5,850	$ -	$ 6,500
Net loss for the period ended October 31, 2002	-	-	-	(8,890)	(8,890)
Balance, October 31, 2002	32,500,000	650	5,850	(8,890)	(2,390)
Net loss for the year ended October 31, 2003	-	-	-	(30,838)	(30,838)
Balance, October 31, 2003	32,500,000	650	5,850	(39,728)	(33,228)
Net loss for the year ended October 31, 2004	-	-	-	(13,280)	(13,280)
Balance, October 31, 2004	32,500,000	650	5,850	(53,008)	(46,508)
Shares issued pursuant to merger with International Gold Resources Inc. (Note 1)	5,502,700	110	990	-	1,100
Shares issued for cash at $3.00 per share	92,000	1	275,999	-	276,000
Shares allotted (Note 11)	484,303	10	484,293	-	484,303
Net loss for the year ended October 31, 2005	-	-	-	(3,779,471)	(3,779,471)
Balance, October 31, 2005	38,579,003	771	767,132	(3,832,479)	(3,064,576)
Shares issued for cash at $3 per share	279,999	6	839,991	-	839,997
Shares issued on conversion of debt	184,083	4	184,079	-	184,083
Net loss for the period ended January 31, 2006	-	-	-	(1,023,380)	(1,023,380)
Balance, January 31, 2006	39,043,085	$ 781	$ 1,791,202	$ (4,855,859)	$ (3,063,876)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

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

The Company has elected a fiscal year-end of October 31.

2. GOING CONCERN

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying interim financial statements, the Company incurred a net loss of $1,023,380 (31Jan05 - $5,937) for the three months ended January 31, 2006, and has negative working capital. In addition certain debentures payable and convertible notes payable are in default. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the year ending October 31, 2006.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties, and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies which affect the Company are summarized below:

i)            Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to exploring and developing its mineral properties in Brazil and the Yukon Territory, Canada.

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

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

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

viii)       Derivative Instruments

At January 31, 2006, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

ix)         Compensated Absences

The Company has no employees. At such time as the Company hires personnel, its employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors. The Company's policy will be to recognize the cost of compensated absences when actually paid to employees.

x)          Foreign Currency Translations

The Company's functional and reporting currency is the U.S. dollar. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date; equity transactions are translated at historical rates. Revenues, expenses, and gains/losses are translated at the average rate of exchange for the reporting period and are included in the statement of operations.

xi)        Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents and amount due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

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

As at January 31, 2006, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in the net loss as no options had been granted.

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

xiii)       Amortization Policy

Plant and equipment are recorded at cost. Amortization is calculated from the date of acquisition using the following methods and rates:

Asset	Estimated Useful Life

Air-conditioners	5 years
Assets under $1,000	Expensed
Buildings	10 years or life of mine
Computer equipment	3 years
Furniture and fittings	10 years
Vehicles	3 years
Software	100%

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

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

xv)         Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue consisting of coaching and consulting services are recognized only when all of the following criteria have been met: persuasive evidence for an agreement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is reasonably assured.

xvi)         Recently Adopted Accounting Standards

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

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

In November 2004, the FASB issued SFAS No.151, "Inventory Costs, an amendment of ARB No.43, Chapter 4." This statement is effective for fiscal years beginning after June 15, 2005; therefore it will become effective for the Company beginning October 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

4. PLANT AND EQUIPMENT

			31-Jan-06	31-Oct-05
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Buildings	$ 22,511	$ 1,876	$ 20,635	$ 21,198
Computer equipment	2,088	348	1,740	1,914
Furniture and fittings	1,400	152	1,248	1,283
Vehicles	90,962	18,828	72,134	79,714

	$ 116,961	$ 21,204	$ 95,757	$ 104,109

5. DUE TO SHAREHOLDER

The Company arranged an unsecured line of credit with a shareholder.  The line of credit bears interest at the rate of 5% per annum with all outstanding principal and accrued interest payable by December 1, 2005.  At January 31, 2006, the amount of $53,533 (31Oct05 - $52,872) had not been repaid as the shareholder has agreed to extend the repayment terms until the Company is fully financed.

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

6. DUE TO UNIWORLD MINERACAO LTDA.

The amount due to Uniworld Mineracao Ltda. of $44,575 (31Oct05 - $44,575) is for expenses incurred on behalf of the Company for exploration work conducted in Brazil. The amount is without interest and due on demand.

7. NOTES PAYABLE

At January 31, 2006 there were five notes payable as follows:

Date Issued	Due Date	Interest Rate Before Default	Interest Rate After Default	Principal Amount 31-Jan-06	Principal Amount 31-Oct-05
November 15, 2005	June 15, 2006	20.4%	60.0%	$ 100,000	$ -
December 9, 2005	July 9, 2006	20.4%	60.0%	40,000	-
December 23,2005	July 23, 2006	20.4%	60.0%	50,000	-
January 9, 2006	September 9, 2006	20.4%	60.0%	160,000	-
January 27, 2006	October 17, 2006	20.4%	60.0%	100,000	-

				450,000	-
Accrued interest on notes payable				1,938	-
				$ 451,938	$ -

8. CONVERTIBLE NOTES PAYABLE

These convertible notes were part of the company acquired during the previous year (see Note 1). At January 31, 2006, there are forty-nine convertible notes payable as follows:

Date Issued	Due Date	Interest Rate Before Default	Interest Rate After Default	Principal Amount 31-Jan-06	Principal Amount 31-Oct-05
March 26, 2004	April 25, 2004	-	60.0%	$ 40,000	$ 40,000
May 04, 2004	August 04, 2004	32.5%	36.0%	40,000	40,000
June 02, 2004	August 02, 2004	120.0%	60.0%	40,000	40,000
June 23, 2004	September 23, 2004	40.0%	60.0%	5,000	5,000
June 24, 2004	August 24, 2004	120.0%	60.0%	25,000	25,000
July 13, 2004	November 14, 2004	60.0%	60.0%	20,000	20,000
July 15, 2004	November 16, 2004	60.0%	60.0%	10,000	10,000
July 30, 2004	November 30, 2004	60.0%	60.0%	2,600	2,600
August 10, 2004	December 10, 2004	60.0%	60.0%	10,000	10,000
August 25, 2004	December 25, 2004	60.0%	60.0%	55,000	55,000
September 22, 2004	January 22, 2005	30.0%	36.0%	10,000	10,000
October 1, 2004	February 1, 2005	30.0%	36.0%	20,000	20,000
October 11, 2004	February 11, 2005	60.0%	36.0%	10,000	10,000
October 12, 2004	February 12, 2005	30.0%	36.0%	20,000	20,000
October 26, 2004	April 26, 2005	24.0%	36.0%	50,000	50,000
October 26, 2004	October 26, 2005	24.0%	36.0%	50,000	50,000
October 28, 2004	October 28, 2005	24.0%	36.0%	20,000	20,000
November 11, 2004	May 11, 2005	24.0%	36.0%	10,000	10,000
December 2, 2004	December 12, 2004	72.5%	36.0%	5,000	5,000
December 3, 2004	March 3, 2005	24.0%	36.0%	10,000	10,000
December 3, 2004	June 3, 2005	25.0%	60.0%	2,400	2,400
January 14, 2005	December 14, 2005	27.5%	36.0%	5,000	5,000
January 26, 2005	March 26, 2005	38.15%	36.0%	55,000	55,000
February 4, 2005	December 4, 2005	30.0%	36.0%	5,000	5,000
February 9, 2005	February 9, 2006	32.0%	36.0%	5,000	5,000
February 22, 2005	March 22, 2005	240.0%	20.0%	30,000	30,000
March 4, 2005	December 5, 2005	30.0%	36.0%	5,000	5,000
March 23, 2005	April 23, 2005	40.0%	40.0%	30,000	30,000
March 28, 2005	May 28, 2005	36.0%	36.0%	50,000	50,000
April 5, 2005	May 5, 2005	48.0%	60.0%	25,000	25,000
April 25, 2005	April 25, 2006	36.0%	36.0%	5,000	5,000
April 26, 2005	June 26, 2005	36.0%	48.0%	50,000	50,000
April 28, 2005	May 12, 2005	80.0%	60.0%	15,000	15,000
April 28, 2005	May 28, 2005	36.0%	48.0%	50,000	50,000
April 29, 2005	May 29, 2005	35.0%	60.0%	13,800	13,800
May 5, 2005	May 19, 2005	96.0%	60.0%	10,000	10,000
May 11, 2005	June 1, 2005	58.0%	60.0%	15,000	15,000
May 20, 2005	June 3, 2005	75.0%	60.0%	100,000	100,000
May 27, 2005	June 6, 2005	120.0%	48.0%	30,000	30,000
June 2, 2005	February 14, 2006	45.0%	48.0%	5,000	5,000
June 13, 2005	June 17, 2005	60.0%	48.0%	15,000	15,000
June 16, 2005	June 17, 2006	36.0%	48.0%	10,000	10,000
June 28, 2005	December 29, 2005	36.0%	36.0%	30,000	30,000
June 28, 2005	June 28, 2006	36.0%	36.0%	11,500	11,500
June 29, 2005	July 30, 2005	60.0%	48.0%	10,000	10,000
July 13, 2005	January 13, 2006	36.0%	36.0%	20,000	20,000
July 20, 2005	July 20, 2006	36.0%	36.0%	50,000	50,000
July 21, 2005	July 21, 2006	36.0%	36.0%	100,000	100,000
August 1, 2005	August 1, 2006	36.0%	36.0%	100,000	100,000
				1,305,300	1,305,300
Accrued interest on convertible notes payable				754,370	538,678
				$ 2,059,670	$ 1,843,978

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

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

9. CONVERTIBLE DEBENTURES PAYABLE

These convertible debentures were part of the company acquired during the previous year (see Note 1). At January 31, 2006, there are twenty-three convertible debentures payable as follows:

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

9. CONVERTIBLE DEBENTURES PAYABLE - Continued

Date Issued	Due Date	Interest Rate Before Default	Interest Rate After Default	Face Value 31-Jan-06	Face Value 31-Oct-05
March 24, 2004	March 24, 2005	20.0%	20.0%	$ 10,000	$ 10,000
March 31, 2004	March 31, 2005	20.0%	20.0%	5,000	5,000
April 7, 2004	April 7, 2005	20.0%	20.0%	10,000	10,000
April 8, 2004	April 8, 2005	20.0%	20.0%	25,000	25,000
April 16, 2004	April 16, 2005	20.0%	20.0%	25,000	25,000
April 26, 2004	April 26, 2005	20.0%	20.0%	20,000	20,000
May 10, 2004	May 10, 2005	20.0%	20.0%	25,000	25,000
July 2, 2004	July 2, 2005	20.0%	20.0%	25,000	25,000
August 4, 2004	August 4, 2005	20.0%	20.0%	9,000	9,000
August 4, 2004	August 4, 2005	20.0%	20.0%	30,000	30,000
December 14, 2004	December 14, 2005	20.0%	20.0%	25,000	25,000
January 10, 2005	January 10, 2006	20.0%	20.0%	-	20,000
February 4, 2005	February 4, 2006	20.0%	20.0%	10,000	10,000
February 14, 2005	February 13, 2006	20.0%	20.0%	20,000	20,000
February 14, 2005	February 13, 2006	20.0%	20.0%	10,000	10,000
February 15, 2005	February 14, 2006	20.0%	20.0%	20,000	20,000
March 7, 2005	March 6, 2006	20.0%	20.0%	10,000	10,000
April 16, 2005	April 15, 2006	20.0%	20.0%	10,000	10,000
April 16, 2005	April 16, 2006	20.0%	20.0%	50,000	50,000
April 16, 2005	April 17, 2006	20.0%	20.0%	50,000	50,000
April 16, 2005	April 18, 2006	20.0%	20.0%	30,000	30,000
April 19, 2005	April 18, 2006	20.0%	20.0%	-	10,000
April 19, 2005	April 18, 2006	20.0%	20.0%	-	10,000
April 21, 2005	April 20, 2006	20.0%	20.0%	-	25,000
April 21, 2005	April 20, 2006	20.0%	20.0%	25,000	25,000
May 27, 2005	May 26, 2006	20.0%	20.0%	50,000	50,000
August 17, 2005	August 16, 2006	20.0%	20.0%	-	100,000
August 17, 2005	August 16, 2006	20.0%	20.0%	100,000	100,000
				594,000	759,000
Accrued interest on convertible debentures payable				128,950	109,132
				$ 722,950	$ 868,132

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

10. WARRANTS

At January 31, 2006, there were 92,000 (31Oct05 - 92,000) warrants outstanding entitling the holder to purchase one common share of the Company at $3 per share. These warrants expire 6 months from the date of purchase or before April 30, 2006.

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

11. SHARE CAPITAL

On February 1, 2005, the Company did a 1 old for 5 new share split. The par value of the common shares changed from $0.0001 to $0.00002. All share figures reported reflect this change in these financial statements.

On October 31, 2005, $434,000 in convertible debt plus accrued interest of $50,303 was satisfied by conversion to 484,303 common shares.

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

On January 31, 2006, 224,999 common shares were issued at $3 per share for gross proceeds of $674,997.

On January 31, 2006, $165,000 in convertible debt plus accrued interest of $19,083 was satisfied by conversion to 184,083 common shares.

The number of common shares outstanding includes 360 shares that are allotted and will be issued subsequent to the period end.

12. MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES

From the date of the acquisition and amalgamation to January 31, 2006, the Company has spent $1,083,212 on mineral property costs and expensed $2,638,202 (see Note 1) on the acquisition of IGR. The $2,638,202 was the value attributed on the acquisition and amalgamation of IGR. This is summarized as follows:

	Amapa, Brazil (see Note 18)	Mahtin, Cathy, and Kirkman Claims, Yukon Territory	Bonanza	Total
Balance, October 31, 2004	$ -	$ -	$ -	$ -
Acquisition costs	156,741	100	100	156,941
Exploration costs	378,018	30,373	63,338	471,729
	534,759	30,473	63,438	628,670
Write-down of acquisition cost relating to International Gold Resources, Inc. (see Note 1)	-	-	-	2,638,202
Balance, October 31, 2005	534,759	30,473	63,438	3,266,872
Exploration costs	454,542	-	-	454,542
Balance, January 31, 2006	$ 989,301	$ 30,473	$ 63,438	$ 3,721,414

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

12. MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES - Continued

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

Date	Cash Payments		Share Issuance		Exploration Expenditures
March 15, 2004	$ 50,000	(a)	100,000	(b)	$ 300,000	(c)
August 15, 2004	50,000		-		100,000
February 15, 2005	50,000		100,000		450,000
August 15, 2005	50,000		-		-
February 15, 2006	60,000		100,000		1,000,000
August 15, 2006	70,000		-		-
February 15, 2007	90,000		-		1,500,000
August 15, 2007			100,000		-
	$ 420,000		400,000		$ 3,350,000

(a) 50,000 shares were issued in lieu of this payment

(b) Issued

At January 31, 2006, $190,936 had been paid or accrued

At January 31, 2006, the Company is not in compliance with the commitments on the option agreement covering the Mahtin, Cathy, and Kirkman claims in the Yukon Territory. A mutual agreement has been negotiated between all parties to extend the option agreement indefinitely. The vendor retains the right to terminate on 30-days notice while in default. As these mineral claims are subject to an option agreement no entries were accrued for liabilities in terms of such option.

ii) Bonanza Claims, Yukon Territory, Canada

On October 4, 2004, the Company entered into an Assignment and Assumption of Option Agreement to earn a 100% interest in the Bonanza claims located in the Dawson Mining District of the Yukon Territory in Canada by issuing 300,000 shares of the Company, making cash payments totalling $200,000, and by spending a minimum of $1,000,000 on the Bonanza claims as follows:

Date	Cash Payments	Share Issuance		Exploration Expenditures
March 17, 2004	$ 15,000	100,000	(a)	$ -
September 17, 2004	15,000	-		-
December 31, 2004	-	-		100,000
March 17, 2005	25,000	100,000		-
September 17, 2005	25,000	-		-
December 31, 2005	-	-		150,000
March 17, 2006	30,000	-		-
September 17, 2006	30,000	-		-
December 17, 2006	-	-		250,000
March 17, 2007	30,000	-		-
September 17, 2007	30,000	-		-
December 31, 2007	-	-		500,000
March 17, 2008	-	100,000		-
	$ 200,000	300,000		$ 1,000,000

(a) Issued

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

At January 31, 2006, the Company was not in compliance with the commitments on the option agreement covering the Bonanza Claims located in the Dawson mining district of the Yukon Territory. A mutual agreement has been negotiated between all parties to extend the option agreement indefinitely. The vendor retains the right to terminate on 30-days notice while in default. As these mineral claims are subject to an option agreement no entries were accrued for liabilities in terms of such option.

A 1% NSR can be bought by the Company within 60 days of receiving a bankable feasibility study for $1,000,000 or $2,000,000 after the 60-day period.

13. RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2006, the Company entered into the following transactions with related parties:

paid or accrued consulting fees of $21,000 (31Jan05 - $Nil) to a company related to a director.

These transactions have been in the normal course of operations and, in management's opinion, undertaken with the same terms and conditions as transactions with unrelated parties.

14. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts payable, due to shareholder, due to Uniworld Mineracao Ltda., notes payable, convertible notes payable, and convertible debentures payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

15. INCOME TAXES

The Company has accumulated net operating losses for income tax purposes of approximately $3,284,055, which may be carried forward up to 2025 and used to reduce taxable income of future years.

Details of future income tax assets at the Company's most recent year ended October 31, 2005 are as follows:

Non-capital tax loss at October 31, 2004	$ 53,000
Non-capital tax loss for the year ended October 31, 2005	3,231,055
3,284,055
Valuation allowance	(3,284,055)
$ -

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

15. INCOME TAXES - Continued

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. A full valuation allowance has been provided for the Company's future income tax assets, as the management of the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future.

16. SEGMENTED INFORMATION

Details on a geographic basis as at January 31, 2006 are as follows:

	31-Jan-06	31-Oct-05
Total Assets
USA	$ 592,675	$ 106,894
Brazil	95,757	128,822
Total	$ 688,432	$ 235,716

Total Plant and Equipment
USA	$ -	$ -
Brazil	95,757	104,109
Total	$ 95,757	$ 104,109

Net Loss
USA	$ 516,390	$ 3,137,144
Canada	-	93,911
Brazil	506,990	548,416
Total	$ 1,023,380	$ 3,779,471

17. SUBSEQUENT EVENTS

On February 2, 2006, the Company issued 10,000 common shares at $3 per share for gross proceeds of $30,000.

On February 16, 2006, $772,850 in convertible debt plus accrued interest of $285,250 was satisfied by conversion to 1,058,100 common shares.

On February 24, 2006, the Company announced a 2:1 forward split of its common stock effective on March 1, 2006 for shareholders of record on that date.

On February 27, 2006, the Company issued 336,933 common shares at $3 per share for gross proceeds of $1,010,799.

On February 27, 2006, $857,350 in convertible debt plus accrued interest of $385,380 was satisfied by conversion to 1,242,730 common shares.

INTERNATIONAL GOLD RESOURCES INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

17. SUBSEQUENT EVENTS - Continued

On March 5, 2006, the Company entered into an Assignment and Assumption of Option Agreement to acquire 100% of the Crown Jewel Project which includes the King, Prince, and Crown Jewel claims located in the Dawson Mining District of the Yukon Territory in Canada. Under the agreement, the Company is obligated to pay $200,000 in cash and issue 500,000 common shares of the Company over a three year period. A 2% NSR is included and 1% of the NSR can be purchased by the Company for $1,000,000 in either cash or stock.

18. COMMITMENTS

i) On September 30, 2004 and October 30, 2004, the Company entered into agreements to acquire 49% and 51% respectively, for a total of 100% interest in sixteen mineral claims located in Amapa State, Brazil and had committed itself to the issue of 2,000,000 convertible preference shares which pay no dividends and are convertible into six common shares for each one preference share. Conversion was to occur by providing the Company with written verification of the ownership of the claims by the Company. At both October 31, 2005 and January 31, 2006, the authorized share capital of the Company was not yet altered to include the issuance of the shares and the written verification of ownership of these claims had not yet been received.

ii) On April 1, 2004, the Company, through a third party, entered into an agreement with Etica Construcoes e Projectos Ltda. ("Etica") to construct a gravitation plant in a mine site near the town of Lourenco in Amapa State, Brazil. Under the terms of the agreement, the Company had to pay 50% of the contracted amount of $540,000 upon signing, 40% upon conclusion (structure) and 10% on final installation and inspection. The Company has paid the 50% that was due upon signing but due to lack of funds, it was not able to advance the next payment to Etica. The agreement does not specify an agreed-upon date of completion. As at January 31, 2006, the title resulting from this agreement remains with the third party.

iii) On March 8, 2005, the Company, through a third party, entered into an agreement with the Cooperativa de Mineracao dos Garimpeiros do Lourenco ("COOGAL") to acquire the rights to two mineral properties near the town of Lourenco in Amapa State, Brazil, containing five tailings sites. The Company must pay COOGAL a 20% royalty on gross production and to encourage the commencement of the re-winning of the gold from the tailings, there was a pre-production bonus payable of $1 million. This bonus is to be offset against future royalty payments. As at January 31, 2006, the title resulting from this agreement remains with the third party.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company had spent $2,252,555 at the period ended July 31, 2005 ($630,163 - October 31, 2004) on the mineral properties as follows:

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

Based on the work done by Mr. Cavalcante at the tailings properties situated near Lourenco in Amapa State, there is an estimated gold resource contained in the five tailings areas, with the gold content varying between 0.8 to 1.1 grams per ton, total resource is estimated at 28,921,408.8 grams of gold, or 930,000 ounces. The report goes on to recommend that IGR install a gravity flow plant to re-win the gold in these tailings.

The Company has commissioned a recovery plant, which upon completion will be shipped to Lourenco, where we plan to begin its gold recovery production during 2006.

In late February 2006 the Company decided that it is in the shareholders' best interest to forward-split the Company's common stock which increased the issued and outstanding stock from 38,643,003 shares to 77,286,006. The number of shares issued to shareholders would be rounded up to the nearest whole number. This forward split was effective on March 1, 2006, for shareholders of record on that date.

The results of operations for the period ended January 31, 2006 reflect under-capitalization of the Company as its Amapa tailings project requires additional funding to be able to bring the gravity flotation plant into production and to achieve sustained profitable operations. Results of operations similar to those in 2005 can be expected to continue in the foreseeable future, and are not expected to change significantly until such time as additional capital and/or debt resources are secured and the Company is able to restructure its debt and lease commitments. The Company anticipates a need for at least $2.0 million in order to satisfy past commitments, commence the tailings operations, and initiate an exploration program as discussed in detail under the Liquidity and Capital Resources section of this report. If it fails to procure this funding, the Company may be required to eliminate substantially all business activities and to seek protection under the U.S. bankruptcy laws.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2006

These financial statements include all the accounts of the Company. The acquisition and amalgamation has been accounted for under the purchase method.

The Company became an exploration stage company at the time of the amalgamation on August 19, 2005. The results in the statement of operations reflects only the exploration expenses from the date of amalgamation to January 31, 2006. The figures reported at January 31, 2005 are not comparable.

Sales

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

Expenses

From the date of the amalgamation (refer to Note 1) to January 31, 2006, the Company has spent $1,083,212 on mineral property costs and expensed $2,638,202 (refer to Note 1) on the acquisition of International Gold Resources, Inc. (the private Nevada corporation). $2,638,202 was the value attributed on the acquisition and amalgamation of the private Nevada Corporation. This is summarized as follows:

	Amapa, Brazil (see Note 18)	Mahtin, Cathy, and Kirkman Claims, Yukon Territory	Bonanza	Total
Balance, October 31, 2004	$ -	$ -	$ -	$ -
Acquisition costs	156,741	100	100	156,941
Exploration costs	378,018	30,373	63,338	471,729
	534,759	30,473	63,438	628,670
Write-down of acquisition cost relating to International Gold Resources, Inc. (see Note 1)	-	-	-	2,638,202
Balance, October 31, 2005	534,759	30,473	63,438	3,266,872
Exploration costs	454,542	-	-	454,542
Balance, January 31, 2006	$ 989,301	$ 30,473	$ 63,438	$ 3,721,414

Consideration for the private corporation was 5,502,700 common shares valued at its last trading price for a total value of $1,100. The excess of the purchase price over the net book value, totaling $2,638,202 has been attributed to the resource properties which have been expensed, as shown in the table above.

Subsequent to the date of the amalgamation, the Company made payments totaling $156,741 for the Brazil properties under the agreements disclosed on Notes 18(iii) and 18(iv) under Commitments.

The Company, through a third party, entered into an agreement with Said & Serafim to acquire a mineral property situated in northern Amapa State, Brazil, for $1.4 million (Brazilian RS3 million at year-end exchange rate). To date payments totaling $200,000 (Brazilian RS435,000) have been made. There are monthly commitments for the 2006 calendar year to pay $7,000 (RS15,000) monthly and $10,000 (RS20,000) for the 2007 calendar year. In addition, in the months of June and November of both 2006 and 2007, payments of $47,000 (RS100,000) each need to be made in order to secure this property.

The Company, through a third party, entered into an agreement with the Cooperativa de Mineracao dos Garimpeiros do Lourenco ("COOGAL") to acquire the rights to two other mineral properties near the town of Lourenco in Amapa State, Brazil, containing five tailings sites. The Company has to pay COOGAL a 20% royalty on gross production and to encourage the commencement of the re-winning of the gold from the tailings, there was a pre-production bonus payable of $1 million. This bonus is to be offset against future royalty payments. As at January 31, 2006, the title resulting from this agreement remains with the third party (refer Note 18(i) on Commitments).

In addition to what had previously been spent by International Gold Resources, Inc. (the private Nevada corporation) the Company has spent a total of $1,083,212 on exploration and development costs, with $989,301 having been spent on the Brazilian properties, $30,473 on the Mahtin, Cathy & Kirkman properties in the Yukon Territory, and $63,438 on the Bonanza property in the Yukon Territory.

General and Administrative Expenses

	31-Jan-06	31-Jan-05

Accounting and auditing	$ 69,218	$ -
Advertising and promotion	4,497	-
Amortization	8,352	-
Bank charges and interest	266,879	605
Consulting	67,500	5,332
Filing and transfer agent fees	874	-
Legal	36,569	-
Office expenses, supplies, and stationery	20,918	-
Stock promotion	27,132	-
Telephone	1,442	-
Travel and accommodations	65,457	-

	$ 568,838	$ 5,937

The Company employs no full time staff but relies on consultants for geological, financial, and other advice having paid $67,500 (31Jan05 - $5,332) for such services during the three months ended January 31, 2006. The Company financed its operations by the issue of notes payable, convertible notes payable, and convertible debentures payable (see Notes 7, 8, and 9) which resulted in interest expense of $265,892 (31Jan05 - $Nil) for the first quarter.

Other Income and Expenses

None

Subsequent Events

On February 2, 2006, the Company issued 10,000 common shares at $3 per share for gross proceeds of $30,000.

On February 16, 2006, $772,850 in convertible debt plus accrued interest of $285,250 was satisfied by conversion to 1,058,100 common shares.

On February 24, 2006, the Company announced a 2:1 forward split of its common stock effective on March 1, 2006 for shareholders of record on that date.

On February 27, 2006, the Company issued 336,933 common shares at $3 per share for gross proceeds of $1,010,799.

On February 27, 2006, $857,350 in convertible debt plus accrued interest of $385,380 was satisfied by conversion to 1,242,730 common shares.

On March 5, 2006, the Company entered into an Assignment and Assumption of Option agreement to acquire 100% of the Crown Jewel Project which includes the King, Prince, and Crown Jewel claims located in the Dawson Mining District of the Yukon Territory in Canada. Under the agreement, the Company is obligated to pay $200,000 in cash and issue 500,000 common shares of the Company over a three year period. A 2% NSR is included and 1% of the NSR can be purchased by the Company for $1,000,000 in either cash or stock.

Liquidity and Capital Resources

We have historically had more expenses than income in each year of operations. The accumulated deficit from inception to January 31, 2006 is $4,855,859. The Company has been able to maintain a positive cash position solely through financing and borrowing activities.

The primary source of liquidity in the future will be from sales of gold concentrate once the plant goes into production as well as seeking additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect.

The only material commitment for capital expenditure is the balance owing on the plant plus the costs of shipping and erecting the plant totaling approximately $540,000 (see to Note 18(ii) on Commitments for more details).

There are no known trends, events, or uncertainties that are reasonably expected to have a material impact on the net sales revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of International Gold Resources, Inc.

Off-Balance Sheet Arrangements

None

Competition

Many companies are engaged in the exploration and development of mineral properties. The Company is at a disadvantage with respect to those competitors whose financial and technical resources exceed IGR's.

Our main competitors include GoldCorp with its Amapari property, and Eldorado Gold with its Vila Nova property who are also active in Amapa State.

Research and Development

Since March 2004, the Company has completed 960 auger holes on the tailings, drilling 50 meters apart, to a depth of 10 meters with samples taken every two meters. Results of the indicated resource were validated by an independent third party, Mr. Jose Guimaraes Cavalcante (see Recent Developments above).

IGR intends, if and when financing for the Amapa project can be arranged, to continue its exploration efforts. Currently the Company's field geologists are continuing to do sampling, analytical, and metallurgical work.

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of January 31, 2006, we had no full-time employees and six part-time consultants. Our employees would not be covered by labor union contracts or collective bargaining agreements.

MINERAL PROPERTIES

Background

International Gold Resources Inc. have options on certain claim blocks in the Yukon Territory in Canada:

  The Cathy Claim Block with 150 claims on 7,000 acres

  The Kirkman Claim Block with 40 claims on 1,900 acres

  The Mahtin Claim Block with 112 claims on 6,000 acres

  The Bonanza Claim Block with 90 claims on 4,260 acres

  The Crown Jewel Claim Block with 306 claims on 14,251 acres.

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

  At both October 31, 2005 and January 31, 2006, the share capital of the Company was not yet altered to include the issuance of these convertible preference shares. Written verification of ownership of these claims has been received and since the date of the agreement nine more mineral claims have been added. The Company plans to issue such convertible preference shares in the near future to give effect to acquiring these twenty-five mineral claims (refer to note 18 on Commitments).

  Location and Access

  The Yukon claims are situated in proximity to Dawson City. They are accessible by road or barge on the rivers.

  The Company is in the process of finalizing the acquisition of its Brazilian affiliate (refer to Note 18 on Commitments) by the issue of convertible preference shares which will then formalize the ownership of its Brazilian mineral properties which are comprised of approximately 210,000 hectares (520,000 acres) within the Brazilian Amapa belt, part of the Precambrian Guyana Shield. These mineral claims are situated near the town of Lourenco.

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

  On March 5, 2006 the Company entered into an Assignment and Assumption of Option Agreement to earn a 100% interest in the Crown Jewel claims located in the Dawson Mining District of the Yukon Territory in Canada.

  Mining and Processing Facilities

  The Company has commissioned a recovery plant from Etica Construcoes e Projectos Ltda. to construct such a plant, that will process 100 cubic meters per hour (or 1,600 tons per day) at the Brazilian tailings operation near Lourenco. Subject to financing, we will be in production in 2006 (refer to Note 18(ii) on commitments as to the terms of the payment for such plant). The operation of this plant has been contracted out to a third party with the necessary staff and skills.

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

  The geology: one of the original discovery creeks of the 1896 Klondike Gold Rush with Klondike schist and felsic intrusives

  The Crown Jewel Claim Block with 306 claims on 14,251 acres:

  This property is situated near our Bonanza property. The geology: Klondike schist and felsic intrusives

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

  Based on the work done by Mr. Cavalcante at the tailings properties situated near Lourenco in Amapa State, there is an estimated gold resource contained in the five tailings areas; with the gold content varying between 0.8 to 1.1 grams per ton, total resource is estimated at 28,921,408.8 grams of gold, or 930,000 ounces.

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

  Our discussion and analysis of the Company's financial condition and results of operations is based on the Company's financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Critical accounting policies are defined as policies that management believes are the most important to the portrayal of the Company's financial condition and results of operations. These policies may require us to make difficult, subjective, or complex judgments, commonly about the effects of matters that are inherently uncertain.

  Our significant accounting policies are described in the interim financial statements and notes thereto. We believe that currently our most critical accounting policies relate to the capitalization of mineral properties and gold reserves.

  Recently Issued Accounting Pronouncements

  None

  Summary of Significant Accounting Policies

  Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

  (a) Going Concern

  The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying interim financial statements, the Company incurred a net loss of $1,023,380 (31Jan05 - $5,937) for the three months ended January 31, 2006, and has negative working capital. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the year ending October 31, 2006.

  The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties, and the discovery, development and sale of ore reserves.

  In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  (b) Exploration Stage Company

  The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to exploring and developing its mineral properties in Brazil and the Yukon Territory, Canada.

  (c) Accounting Method

  The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

  (d) Mineral Property Exploration and Development

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

  (e) Loss Per Share

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

  (f) Provision for Taxes

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

  (g) Use of Estimates

  The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, upon settlement, actual results may differ from estimated amounts.

  (h) Cash and Cash Equivalents

  The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents and which, in the opinion of management, are subject to an insignificant risk of loss in value.

  (i) Derivative Instruments

  At January 31, 2006, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

  (j) Compensated Absences

  The Company has no employees. At such time as the Company hires personnel, its employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors. The Company's policy will be to recognize the cost of compensated absences when actually paid to employees.

  (k) Foreign Currency Translations

  The Company's functional and reporting currency is the U.S. dollar. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date; equity transactions are translated at historical rates. Revenues, expenses, and gains/losses are translated at the average rate of exchange for the reporting period and are included in the statement of operations.

  (l) Fair Value of Financial Instruments and Derivative Financial Instruments

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents and amount due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

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

  (m) Stock Based Compensation

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

  As at January 31, 2006, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in the net loss as no options had been granted.

  (n) Amortization Policy

  Plant and equipment are recorded at cost. Amortization is calculated from the date of acquisition using the following methods and rates:

Asset	Estimated Useful Life

Air-conditioners	5 years
Assets under $1,000	Expensed
Buildings	10 years or life of mine
Computer equipment	3 years
Furniture and fittings	10 years
Vehicles	3 years
Software	100%

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

  (o) Segmented Reporting

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

  (p) Revenue Recognition

  The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue consisting of coaching and consulting services are recognized only when all of the following criteria have been met: persuasive evidence for an agreement exists; delivery has occurred; the fee is fixed or determinable; and the collection is reasonably assured.

  (q) Recently Adopted Accounting Standards

  In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

  In November 2004, the FASB issued SFAS No.151, "Inventory Costs, an amendment of ARB No.43, Chapter 4." This statement is effective for fiscal years beginning after June 15, 2005; therefore it will become effective for the Company beginning October 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

  In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations, and commercial commitments.

  ITEM 3. CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

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

  Internal Control Over Financial Reporting

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

  RISK FACTORS

  Gold Reserve Estimations

  Although independent consultants have reviewed and concurred with the estimations of reserves presented in this quarterly financial report, such estimations are necessarily imprecise because they depend upon the judgment of the individuals who review the geological and engineering information and upon statistical inferences drawn from only limited drilling and sampling. If the five Amapa tailings recovery operations encounters mineralization or geologic conditions different from those predicted, reserve estimations might have to be adjusted and mining plans altered. Changes to the planned operations could adversely affect forecast costs and profitability.

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

  CURRENT OFFICERS AND DIRECTORS

  The following table sets lists the Executive Officers and Directors of the Company:

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

  PART II - OTHER INFORMATION

  Item 6.      Exhibits

  The following exhibits are provided with this Quarterly Report:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  SIGNATURES

  In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
International Gold Resources, Inc.

Dated: March 15, 2006	By:
J. Roland Vetter, President & CFO