Form 10QSB
period 2006-04-30
International Gold Resources, Inc.
filed 2006-06-23
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2006

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

Number of shares of the issuer's common stock $0.00002 par value outstanding as of June 23, 2006 84,349,996

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

PART 1 - FINANCIAL INFORMATION

INTERNATIONAL GOLD RESOURCES, INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2006

(Stated in US Dollars)

(Prepared by Management)

------ INDEX ------

Interim Consolidated Balance Sheet

Interim Consolidated Statement of Operations

Interim Consolidated Cash Flow Statement

Interim Statement of Stockholders' Deficiency

Notes to Interim Consolidated Financial Statements

# INTERNATIONAL GOLD RESOURCES, INC.

(Stated in US Dollars)

(Prepared by Management)

| | (Unaudited) Cumulative Amounts from Inception to April 30, 2006 | (Unaudited) Three Months Ended April 30, 2006 | (Unaudited) Three Months Ended April 30, 2005 | (Unaudited) Six Months Ended April 30, 2006 | (Unaudited) Six Months Ended April 30, 2005 |
|---|---|---|---|---|---|
| REVENUES | | | | | |
| Interest income | $ 20,228 | $ 4,803 | $ - | $ 4,803 | $ - |
| GENERAL AND ADMINISTRATIVE EXPENSES | | | | | |
| Accounting and auditing | 136,987 | 23,830 | - | 93,048 | - |
| Advertising and promotion | 9,943 | 2,133 | - | 6,630 | - |
| Bank charges and interest | 399,709 | (145,204) | 649 | 121,675 | 1,254 |
| Consulting | 3,302,861 | 3,133,545 | 1,368 | 3,201,045 | 6,700 |
| Filing and transfer agent fees | 6,438 | 2,849 | - | 3,723 | - |
| Financing fees | 4,028 | - | - | - | - |
| Legal | 99,446 | 37,288 | - | 73,857 | - |
| Office expenses, supplies, and stationery | 92,624 | 37,373 | - | 58,291 | - |
| Investor relations | 984,894 | 934,398 | - | 961,530 | - |
| Telephone | 5,240 | 2,525 | - | 3,967 | - |
| Travel and accommodations | 155,044 | 26,959 | - | 92,416 | - |
| | 5,197,214 | 4,055,696 | 2,017 | 4,616,182 | 7,954 |
| MINERAL PROPERTY EXPLORATION EXPENSES (Note 12) | | | | | |
| Amortization | 16,704 | 8,352 | - | 16,704 | - |
| Acquisition costs | 5,821,243 | 3,026,100 | - | 3,026,100 | - |
| Exploration costs | 1,336,510 | 410,239 | - | 864,781 | - |
| | 7,174,457 | 3,444,691 | - | 3,907,585 | - |
| NET LOSS FOR THE PERIOD | $ (12,351,443) | $ (7,495,584) | $ (2,017) | $ (8,518,964) | $ (7,954) |
| NET LOSS PER COMMON SHARE | | $ (0.09) | $ (0.01) | $ (0.11) | $ (0.01) |
| WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING | | 81,879,795 | 65,000,000 | 79,557,234 | 65,000,000 |

The accompanying notes are an integral part of these financial statements.

# INTERNATIONAL GOLD RESOURCES, INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED CASH FLOW STATEMENT

FOR THE SIX MONTHS ENDED APRIL 30, 2006

(Stated in US Dollars)

(Prepared by Management)

| | (Unaudited) Cumulative Amounts from Inception to April 30, 2006 | (Unaudited) Three Months Ended April 30, 2006 | (Unaudited) Three Months Ended April 30, 2005 | (Unaudited) Six Months Ended April 30, 2006 | (Unaudited) Six Months Ended April 30, 2005 |
|---|---|---|---|---|---|
| OPERATING ACTIVITIES | | | | | |
| Net loss for the period | $ (12,351,443) | $ (7,495,584) | $ (2,017) | $ (8,518,964) | $ (7,954) |
| Add/(deduct) non-cash items | | | | | |
| Accrued interest on debt | 148,866 | (460,456) | - | (98,814) | - |
| Amortization | 16,704 | 8,352 | - | 16,704 | - |
| Non-cash acquisition costs (Notes 1 and 12) | 5,538,302 | 2,900,100 | - | 2,900,100 | - |
| Stock issued for services | 3,946,101 | 3,946,101 | - | 3,946,101 | - |
| | (2,701,470) | (1,101,487) | (2,017) | (1,754,873) | (7,954) |
| Changes in non-cash working capital items | | | | | |
| Accounts receivable | - | 358 | - | - | - |
| Prepaid expenses and deposits | (161,411) | (161,411) | - | (136,698) | - |
| Accounts payable and accrued liabilities | 404,609 | (15,033) | 1,954 | (101,126) | 2,540 |
| Cash provided/(used) by operating activities | (2,458,272) | (1,277,573) | (63) | (1,992,697) | (5,414) |
| FINANCING ACTIVITIES | | | | | |
| Common stock issued for cash | 2,559,179 | 1,436,682 | - | 2,276,379 | - |
| Common stock issued on exercise of warrants | 52,500 | 52,500 | - | 52,500 | - |
| Advances from shareholder | 47,508 | - | - | - | - |
| Due to Uniworld Mineracao Ltda. | - | 44,575 | - | (44,575) | - |
| Notes payable issued | 450,000 | - | - | 450,000 | - |
| Cash provided/(used) by financing activities | 3,109,187 | 1,533,757 | - | 2,734,304 | - |
| INVESTING ACTIVITY | | | | | |
| Cash acquired with purchase of subsidiary (Note 1) | 197,586 | - | - | - | - |
| Cash provided/(used) by investing activity | 197,586 | - | - | - | - |
| CASH INCREASE/(DECREASE) | 848,501 | 256,184 | (63) | 741,607 | (5,414) |
| CASH, BEGINNING OF PERIOD | - | 592,317 | 191 | 106,894 | 5,542 |
| CASH, END OF PERIOD | $ 848,501 | $ 848,501 | $ 128 | $ 848,501 | $ 128 |
| SUPPLEMENTAL DISCLOSURE: | | | | | |
| Interest paid | $ 26,900 | $ 10,800 | $ - | $ 19,500 | $ - |
| Income taxes paid | $ - | $ - | $ - | $ - | $ - |
| NON-CASH FINANCING AND INVESTING ACTIVITIES: | | | | | |
| Issued stock for International Gold Resources Inc.(Note 1) | $ 1,100 | $ - | $ - | $ - | $ - |
| Shares issued on conversion of debt | $ 2,821,866 | $ 2,153,480 | $ - | $ 2,337,563 | $ - |
| Non-cash acquisition costs | $ 5,538,302 | $ 2,900,100 | $ - | $ 2,900,100 | $ - |
| Stock issued for services | $ 3,946,101 | $ 3,946,101 | $ - | $ 3,946,101 | $ - |

The accompanying notes are an integral part of these financial statements.

# INTERNATIONAL GOLD RESOURCES, INC.

(Formerly Montpellier Group Inc.)
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' DEFICIT
AT APRIL 30, 2006

(Stated in US Dollars)

(Prepared by Management)

| | (Unaudited) | (Unaudited) | (Unaudited) | (Unaudited) | (Unaudited) | (Unaudited) | (Unaudited) |
|---|---|---|---|---|---|---|---|
| | (Note 10) Common Shares | | (Note 11) Preferred Shares | | | Deficit Accumulated During Exploration Stage | |
| | Number of Shares | Amount | Number of Shares | Amount | Additional Paid In Capital | | Total Stockholders' Deficit |
| Shares issued for cash | 65,000,000 | $ 1,300 | - | $ - | $ 5,200 | $ - | $ 6,500 |
| Net loss for the period ended October 31, 2002 | - | - | - | - | - | (8,890) | (8,890) |
| Balance, October 31, 2002 | 65,000,000 | 1,300 | - | - | 5,200 | (8,890) | (2,390) |
| Net loss for the year ended October 31, 2003 | - | - | - | - | - | (30,838) | (30,838) |
| Balance, October 31, 2003 | 65,000,000 | 1,300 | - | - | 5,200 | (39,728) | (33,228) |
| Net loss for the year ended October 31, 2004 | - | - | - | - | - | (13,280) | (13,280) |
| Balance, October 31, 2004 | 65,000,000 | 1,300 | - | - | 5,200 | (53,008) | (46,508) |
| Shares issued pursuant to merger with International Gold Resources Inc. (Note 1) | 11,005,400 | 220 | - | - | 880 | - | 1,100 |
| Shares issued for cash | 184,000 | 2 | - | - | 275,998 | - | 276,000 |
| Shares allotted (Note 10) | 968,606 | 20 | - | - | 484,283 | - | 484,303 |
| Net loss for the year ended October 31, 2005 | - | - | - | - | - | (3,779,471) | (3,779,471) |
| Balance, October 31, 2005 | 77,158,006 | 1,542 | - | - | 766,361 | (3,832,479) | (3,064,576) |
| Shares issued for cash | 1,763,030 | 35 | - | - | 2,276,344 | - | 2,276,379 |
| Shares issued on conversion of debt | 4,675,126 | 94 | - | - | 2,337,469 | - | 2,337,563 |
| Shares issued for fees | 2,630,734 | 53 | - | - | 3,946,048 | - | 3,946,101 |
| Shares issued on acquisition of Uniworld Mineracao Ltda. | 600,000 | 12 | 2,000,100 | 20 | 2,900,068 | - | 2,900,100 |
| Shares issued upon exercise of warrants | 35,000 | 1 | - | - | 52,499 | - | 52,500 |
| Net loss for the period ended April 30, 2006 | - | - | | | - | (8,518,964) | (8,518,964) |
| Balance, April 30, 2006 | 86,861,896 | $ 1,737 | 2,000,100 | $ 20 | $ 12,278,789 | $ (12,351,443) | $ (70,897) |

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES, INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2006

(Stated in US Dollars)

(Prepared by Management)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

International Gold Resources, Inc. (formerly Montpellier Group Inc.) (the "Company") is a public company trading on the Over-the-Counter Bulletin Board (OTCBB). On August 19, 2005, the Company completed an acquisition and amalgamation with International Gold Resources Inc. (IGR), a private company incorporated on March 16, 2004 under the laws of the State of Nevada. Subsequent to the amalgamation, the Company changed its name to International Gold Resources, Inc.

The acquisition and amalgamation of the Company with IGR has been recorded under the purchase method of accounting. As at August 19, 2005, IGR had the following fair values:

Cash	$	$ 197,586
Plant and equipment, net		104,109
Accounts payable		(335,185)
Notes payable		(147,357)
Convertible notes payable		(1,450,597)
Convertible debentures payable		(1,005,658)

Consideration for IGR was 11,005,400 shares valued at its last trading price for a total value of $1,100. The excess of the purchase price over the net book value, totaling $2,638,202 has been attributed to the resource properties held in IGR. Management believes an impairment exists and has accordingly written off the value to acquisition costs.

On September 30, 2004 and October 30, 2004, the Company entered into agreements to acquire 49% and 51% respectively, for a total of 100% interest in sixteen mineral claims located in Amapa State, Brazil through the acquisition of Uniworld Mineracao Ltda. and had committed itself to the issue of 2,000,000 convertible preferred shares. Conversion was to occur by providing the Company with written verification of the ownership of the claims by the Company. On March 1, 2006, written verification of ownership of these claims was received, and Uniworld Mineracao Ltda. is now 100% owned by the Company.

The Company is an exploration stage company engaged in the acquisition, exploration, and development of resource properties.

The Company has elected a fiscal year-end of October 31.

2. GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying interim consolidated financial statements, the Company incurred a net loss of $8,518,964 ($7,954 - April 30, 2005) for the six months ended April 30, 2006, and has negative working capital. In addition certain debentures payable and convertible notes payable are in default. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the year ending October 31, 2006.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties, and the discovery, development and sale of ore reserves.

INTERNATIONAL GOLD RESOURCES, INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2006

(Stated in US Dollars)

(Prepared by Management)

2. GOING CONCERN (continued)

In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. BASIS OF PRESENTATION

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-KSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended April 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2005. The Company applies the same accounting policies and methods in these interim consolidated financial statements as those in the audited annual financial statements.

4. PLANT AND EQUIPMENT

			April 30, 2006
		Accumulated	Net Book
	Cost	Amortization	Value

Buildings	$ 22,511	$ 2,439	$ 20,072
Computer equipment	2,088	522	1,566
Furniture and fittings	1,400	187	1,213
Vehicles	90,962	26,408	64,554

	$ 116,961	$ 29,556	$ 87,405

			October 31, 2005
		Accumulated	Net Book
	Cost	Amortization	Value

Buildings	$ 22,511	$ 1,313	$ 21,198
Computer equipment	2,088	174	1,914
Furniture and fittings	1,400	117	1,283
Vehicles	90,962	11,248	79,714

	$ 116,961	$ 12,852	$ 104,109

5. DUE TO SHAREHOLDER

The Company arranged an unsecured line of credit with a shareholder.  The line of credit bears interest at the rate of 5% per annum with all outstanding principal and accrued interest payable by December 1, 2005.  At April 30, 2006, the amount of $54,202 ($52,872 - October 31, 2005) had not been repaid as the shareholder has agreed to extend the repayment terms until the Company is fully financed.

6. NOTES PAYABLE

At April 30, 2006 there were five notes payable as follows:

Date Issued	Due Date	Interest Rate Before Default	Interest Rate After Default	Principal Amount April 30, 2006	Principal Amount October 31, 2005
November 15, 2005	June 15, 2006	20.4%	60.0%	$ 100,000	$ -
December 9, 2005	July 9, 2006	20.4%	60.0%	40,000	-
December 23,2005	July 23, 2006	20.4%	60.0%	50,000	-
January 9, 2006	September 9, 2006	20.4%	60.0%	160,000	-
January 27, 2006	October 17, 2006	20.4%	60.0%	100,000	-

				450,000	-
Accrued interest on notes payable				2,953	-
				$ 452,953	$ -

7. CONVERTIBLE NOTES PAYABLE

These convertible notes were part of the company acquired during the previous year (see Note 1). At April 30, 2006, there is one convertible note payable as follows:

Date Issued	Due Date	Interest Rate Before Default	Interest Rate After Default	Principal Amount April 30, 2006	Principal Amount October 31, 2005
March 26, 2004	April 25, 2004	-	60.0%	$ 40,000	$ 40,000
May 04, 2004	August 04, 2004	32.5%	36.0%	-	40,000
June 02, 2004	August 02, 2004	120.0%	60.0%	-	40,000
June 23, 2004	September 23, 2004	40.0%	60.0%	-	5,000
June 24, 2004	August 24, 2004	120.0%	60.0%	-	25,000
July 13, 2004	November 14, 2004	60.0%	60.0%	-	20,000
July 15, 2004	November 16, 2004	60.0%	60.0%	-	10,000
July 30, 2004	November 30, 2004	60.0%	60.0%	-	2,600
August 10, 2004	December 10, 2004	60.0%	60.0%	-	10,000
August 25, 2004	December 25, 2004	60.0%	60.0%	-	55,000
September 22, 2004	January 22, 2005	30.0%	36.0%	-	10,000
October 1, 2004	February 1, 2005	30.0%	36.0%	-	20,000
October 11, 2004	February 11, 2005	60.0%	36.0%	-	10,000
October 12, 2004	February 12, 2005	30.0%	36.0%	-	20,000
October 26, 2004	April 26, 2005	24.0%	36.0%	-	50,000
October 26, 2004	October 26, 2005	24.0%	36.0%	-	50,000
October 28, 2004	October 28, 2005	24.0%	36.0%	-	20,000
November 11, 2004	May 11, 2005	24.0%	36.0%	-	10,000
December 2, 2004	December 12, 2004	72.5%	36.0%	-	5,000
December 3, 2004	March 3, 2005	24.0%	36.0%	-	10,000
December 3, 2004	June 3, 2005	25.0%	60.0%	-	2,400
January 14, 2005	December 14, 2005	27.5%	36.0%	-	5,000
January 26, 2005	March 26, 2005	38.15%	36.0%	-	55,000
February 4, 2005	December 4, 2005	30.0%	36.0%	-	5,000
February 9, 2005	February 9, 2006	32.0%	36.0%	-	5,000
February 22, 2005	March 22, 2005	240.0%	20.0%	-	30,000
March 4, 2005	December 5, 2005	30.0%	36.0%	-	5,000
March 23, 2005	April 23, 2005	40.0%	40.0%	-	30,000
March 28, 2005	May 28, 2005	36.0%	36.0%	-	50,000
April 5, 2005	May 5, 2005	48.0%	60.0%	-	25,000
April 25, 2005	April 25, 2006	36.0%	36.0%	-	5,000
April 26, 2005	June 26, 2005	36.0%	48.0%	-	50,000
April 28, 2005	May 12, 2005	80.0%	60.0%	-	15,000
April 28, 2005	May 28, 2005	36.0%	48.0%	-	50,000
April 29, 2005	May 29, 2005	35.0%	60.0%	-	13,800
May 5, 2005	May 19, 2005	96.0%	60.0%	-	10,000
May 11, 2005	June 1, 2005	58.0%	60.0%	-	15,000
May 20, 2005	June 3, 2005	75.0%	60.0%	-	100,000
May 27, 2005	June 6, 2005	120.0%	48.0%	-	30,000
June 2, 2005	February 14, 2006	45.0%	48.0%	-	5,000
June 13, 2005	June 17, 2005	60.0%	48.0%	-	15,000
June 16, 2005	June 17, 2006	36.0%	48.0%	-	10,000
June 28, 2005	December 29, 2005	36.0%	36.0%	-	30,000
June 28, 2005	June 28, 2006	36.0%	36.0%	-	11,500
June 29, 2005	July 30, 2005	60.0%	48.0%	-	10,000
July 13, 2005	January 13, 2006	36.0%	36.0%	-	20,000
July 20, 2005	July 20, 2006	36.0%	36.0%	-	50,000
July 21, 2005	July 21, 2006	36.0%	36.0%	-	100,000
August 1, 2005	August 1, 2006	36.0%	36.0%	-	100,000
				40,000	1,305,300
Accrued interest on convertible notes payable				90,061	538,678
				$ 130,061	$ 1,843,978

Notes in default receive the interest rate after default rate from the default date until either conversion or payout. Each note is convertible, at the option of the holder, into common shares of the Company on the basis of one common share for each $0.50 of principal and accrued interest owed at the time of conversion. The Company accounts for convertible notes in accordance with EITF Issue 00-19, which requires presentation as a liability when the holder has a choice of net-cash settlement or settlement in shares.

During the six months ended April 30, 2006, a total of 3,121,294 shares were issued upon the conversion of $1,265,300 in principal and $295,347 in interest.

8. CONVERTIBLE DEBENTURES PAYABLE

These convertible debentures were part of the company acquired during the previous year (see Note 1). At April 30, 2006, there are two convertible debentures payable as follows:

Date Issued	Due Date	Interest Rate Before Default	Interest Rate After Default	Face Value April 30, 2006	Face Value October 31, 2005
March 24, 2004	March 24, 2005	20.0%	20.0%	$ -	$ 10,000
March 31, 2004	March 31, 2005	20.0%	20.0%	-	5,000
April 7, 2004	April 7, 2005	20.0%	20.0%	-	10,000
April 8, 2004	April 8, 2005	20.0%	20.0%	-	25,000
April 16, 2004	April 16, 2005	20.0%	20.0%	-	25,000
April 26, 2004	April 26, 2005	20.0%	20.0%	-	20,000
May 10, 2004	May 10, 2005	20.0%	20.0%	-	25,000
July 2, 2004	July 2, 2005	20.0%	20.0%	-	25,000
August 4, 2004	August 4, 2005	20.0%	20.0%	-	9,000
August 4, 2004	August 4, 2005	20.0%	20.0%	-	30,000
December 14, 2004	December 14, 2005	20.0%	20.0%	-	25,000
January 10, 2005	January 10, 2006	20.0%	20.0%	-	20,000
February 4, 2005	February 4, 2006	20.0%	20.0%	-	10,000
February 14, 2005	February 13, 2006	20.0%	20.0%	-	20,000
February 14, 2005	February 13, 2006	20.0%	20.0%	-	10,000
February 15, 2005	February 14, 2006	20.0%	20.0%	-	20,000
March 7, 2005	March 6, 2006	20.0%	20.0%	10,000	10,000
April 16, 2005	April 15, 2006	20.0%	20.0%	-	10,000
April 16, 2005	April 16, 2006	20.0%	20.0%	-	50,000
April 16, 2005	April 17, 2006	20.0%	20.0%	-	50,000
April 16, 2005	April 18, 2006	20.0%	20.0%	-	30,000
April 19, 2005	April 18, 2006	20.0%	20.0%	-	10,000
April 19, 2005	April 18, 2006	20.0%	20.0%	-	10,000
April 21, 2005	April 20, 2006	20.0%	20.0%	-	25,000
April 21, 2005	April 20, 2006	20.0%	20.0%	-	25,000
May 27, 2005	May 26, 2006	20.0%	20.0%	-	50,000
August 17, 2005	August 16, 2006	20.0%	20.0%	-	100,000
August 17, 2005	August 16, 2006	20.0%	20.0%	100,000	100,000
				110,000	759,000
Accrued interest on convertible debentures payable				16,389	109,132
				$ 126,389	$ 868,132

Debentures in default receive the interest rate after default rate from the default date until either conversion or payout. The principal and interest are convertible into common shares of the Company at the option of the holder twelve months from the date of issue. The debenture is convertible into the number of common shares by dividing the conversion amount by 60% of the last 45 days average trading price or $0.50, whichever is less. The Company accounts for convertible debentures in accordance with EITF Issue 00-19, which requires presentation as a liability when the holder has a choice of net-cash settlement or settlement in shares.

During the six months ended April 30, 2006, a total of 1,553,832 shares were issued upon the conversion of $649,000 in principal and $127,916 in interest.

9. WARRANTS

At April 30, 2006, there were no (92,000 - October 31, 2005) warrants outstanding entitling the holder to purchase one common share of the Company at $1.50 per share. These warrants expired 6 months from the date of purchase or on April 30, 2006. Prior to April 30, 2006, 35,000 warrants were exercised for gross proceeds of $52,500.

At April 30, 2006, there are 30,000 (30,000 - October 31, 2005) warrants outstanding entitling the holder to purchase one common share of the Company at $1.50. These warrants expire July 29, 2008.

At April 30, 2006, there are 35,000 (35,000 - October 31, 2005) warrants outstanding entitling the holder to purchase one common share of the Company at $1.50. These warrants expire September 7, 2008.

10. COMMON SHARES

On February 1, 2005, the Company did a 1 old for 5 new share split and on March 1, 2006, the Company did a 1 old for 2 new share split. The par value of the common shares changed from the initial $0.0001 to $0.00002. All share figures reported reflect this change in these financial statements.

On November 1, 2001, the Company issued 65,000,000 common shares valued at $0.001 per share for gross proceeds of $6,500.

On August 19, 2005, the Company issued 11,005,400 common shares valued at $0.0001 per share pursuant to the acquisition and amalgamation agreement with International Gold Resources Inc., the private company (see Note 1).

On October 31, 2005, the Company issued 184,000 common shares valued at $1.50 per share for gross proceeds of $276,000.

On October 31, 2005, $434,000 in convertible debt plus accrued interest of $50,303 was satisfied by conversion to 968,606 common shares.

On November 15, 2005, the Company issued 20,000 common shares valued at $1.50 per share for gross proceeds of $30,000.

On November 25, 2005, the Company issued 20,000 common shares valued at $1.50 per share for gross proceeds of $30,000.

On November 28, 2005, the Company issued 70,000 common shares valued at $1.50 per share for gross proceeds of $105,000.

On January 31, 2006, 449,998 common shares were issued at $1.50 per share for gross proceeds of $674,997.

On January 31, 2006, $165,000 in convertible debt plus accrued interest of $19,083 was satisfied by conversion to 368,166 common shares.

On February 1, 2006, the Company issued 40,000 common shares valued at $1.50 per share for gross proceeds of $60,000.

On February 3, 2006, $10,000 in convertible debt plus accrued interest of $2,000 was satisfied by conversion to 24,000 common shares.

INTERNATIONAL GOLD RESOURCES, INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2006

(Stated in US Dollars)

(Prepared by Management)

10. COMMON SHARES (continued)

On February 5, 2006, $25,000 in convertible debt plus accrued interest of $7,950 was satisfied by conversion to 65,900 common shares.

On February 6, 2006, the Company issued 30,000 common shares valued at $1.50 per share for gross proceeds of $45,000.

On February 7, 2006, the Company issued 153,200 common shares valued at $1.50 per share for gross proceeds of $229,800.

On February 14, 2006, the Company issued 93,332 common shares valued at $1.50 per share for gross proceeds of $139,998.

On February 14, 2006, $20,000 in convertible debt plus accrued interest of $4,000 was satisfied by conversion to 48,000 common shares.

On February 15, 2006, $686,500 in convertible debt plus accrued interest of $105,676 was satisfied by conversion to 1,584,352 common shares.

On February 16, 2006, the Company issued 297,334 common shares valued at $1.50 per share for gross proceeds of $446,001.

On February 20, 2006, $25,000 in convertible debt plus accrued interest of $4,474 was satisfied by conversion to 58,948 common shares.

On February 21, 2006, the Company issued 20,000 common shares valued at $1.50 per share for gross proceeds of $30,000.

On February 22, 2006, the Company issued 60,000 common shares valued at $1.50 per share for gross proceeds of $90,000.

On February 23, 2006, the Company issued 20,000 common shares valued at $1.50 per share for gross proceeds of $30,000.

On February 23, 2006, $832,800 in convertible debt plus accrued interest of $423,180 was satisfied by conversion to 2,511,960 common shares.

On February 26, 2006, $50,000 in convertible debt plus accrued interest of $7,500 was satisfied by conversion to 115,000 common shares.

On February 27, 2006, $70,000 in convertible debt plus accrued interest of $16,083 was satisfied by conversion to 172,166 common shares.

On March 1, 2006, the Company issued 60,000 common shares valued at $1.50 per share for gross proceeds of $90,000.

On March 16, 2006, accrued interest of $10,000 was satisfied by conversion to 20,000 common shares.

On March 16, 2006, the Company issued 200,000 common shares in lieu of cash for services provided to the Company valued at $300,000.

INTERNATIONAL GOLD RESOURCES, INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2006

(Stated in US Dollars)

(Prepared by Management)

10. COMMON SHARES (continued)

On March 24, 2006, the Company issued 20,000 common shares valued at $1.50 per share for gross proceeds of $30,000.

On March 30, 2006, the Company issued 300,000 common shares in lieu of cash for services provided to the Company valued at $450,000.

On March 31, 2006, the Company issued 34,000 common shares valued at $1.50 per share for gross proceeds of $51,000.

On April 3, 2006, accrued interest of $400 was satisfied by conversion to 800 common shares.

On April 3, 2006, the Company issued 124,734 common shares in lieu of cash for services provided to the Company valued at $187,101.

On April 5, 2006, $30,000 in convertible debt plus accrued interest of $7,000 was satisfied by conversion to 74,000 common shares.

On April 20, 2006, the Company issued 7,000 common shares valued at $1.50 per share for gross proceeds of $10,500.

On April 20, 2006, the Company issued 35,000 common shares upon the exercise of 35,000 warrants for gross proceeds of $52,500.

On April 20, 2006, the Company issued 2,506,000 common shares in lieu of cash for services provided to the Company valued at $3,759,000.

On April 30, 2006, the Company issued 100,000 common shares in lieu of cash for services provided to the Company valued at $150,000.

The number of common shares outstanding includes 131,500 common shares that are allotted and will be issued subsequent to the period end.

11. PREFERRED SHARES

On March 1,2006, the Company issued 2,000,100 valued at $2,000,100 pursuant to the agreements entered into on September 30, 2004 and October 30, 2004 to acquire 49% and 51% respectively, for a total of 100% interest in sixteen mineral claims located in Amapa State, Brazil through the acquisition of Uniworld Mineracao Ltda. If and when dividends are declared on the common shares, the preferred shares will pay dividends at the same rate. One preferred share is convertible into twelve common shares.

12. MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES

From the date of the acquisition and amalgamation to April 30, 2006, the Company has spent $4,519,551 on mineral property costs and expensed $2,638,202 (see Note 1) on the acquisition of IGR. The $2,638,202 was the value attributed on the acquisition and amalgamation of IGR. This is summarized as follows:

INTERNATIONAL GOLD RESOURCES, INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2006

(Stated in US Dollars)

(Prepared by Management)

12. MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES (continued)

	Amapa, Brazil (see Note 18)	Mahtin, Cathy, and Kirkman Claims, Yukon Territory	Bonanza	Crown Jewel	Total
Balance, October 31, 2004	$ -	$ -	$ -	$ -	$ -
Acquisition costs	156,741	100	100	-	156,941
Exploration costs	378,018	30,373	63,338	-	471,729
	534,759	30,473	63,438	-	628,670
Write-down of acquisition cost relating to International Gold Resources Inc. (see Note 1)	2,638,202	-	-	-	2,638,202
Balance, October 31, 2005	3,172,961	30,473	63,438	-	3,266,872
Acquisition costs	2,900,100	54,000	27,000	45,000	3,026,100
Exploration costs	858,618	-	6,163	-	864,781
Balance, April 30, 2006	$ 6,931,679	$ 84,473	$ 96,601	$ 45,000	$ 7,157,753

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

(a) 50,000 shares were issued in lieu of this payment

(b) Issued

At April 30, 2006, the Company is not in compliance with the commitments on the option agreement covering the Mahtin, Cathy, and Kirkman claims in the Yukon Territory. A mutual agreement has been negotiated between all parties to extend the option agreement indefinitely. The vendor retains the right to terminate on 30-days notice while in default. As these mineral claims are subject to an option agreement no entries were accrued for liabilities in terms of such option.

INTERNATIONAL GOLD RESOURCES, INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2006

(Stated in US Dollars)

(Prepared by Management)

12. MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES (continued)

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

(a) Issued

At April 30, 2006, the Company was not in compliance with the commitments on the option agreement covering the Bonanza Claims located in the Dawson mining district of the Yukon Territory. A mutual agreement has been negotiated between all parties to extend the option agreement indefinitely. The vendor retains the right to terminate on 30-days notice while in default. As these mineral claims are subject to an option agreement no entries were accrued for liabilities in terms of such option.

A 2% is included and 1% of the NSR can be bought by the Company within 60 days of receiving a bankable feasibility study for $1,000,000 or $2,000,000 after the 60-day period.

iii) Crown Jewel Claims, Yukon Territory, Canada

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

13. RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2006, the Company entered into the following transactions with related parties:

paid or accrued consulting fees of $77,000 ($Nil - April 30, 2005) to a director and a company related to a director.

These transactions have been in the normal course of operations and are recorded at the exchange amount which is the amount agreed to by the parties.

14. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, due to shareholder, notes payable, convertible notes payable, and convertible debentures payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

15. INCOME TAXES

The Company has accumulated net operating losses for income tax purposes of approximately $12,000,000, which may be carried forward up to 2025 and used to reduce taxable income of future years.

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

16. SEGMENTED INFORMATION

Details on a geographic basis as at April 30, 2006 are as follows:

	April 30, 2006	October 31, 2005
Total Assets
USA	$ 1,009,912	$ 106,894
Brazil	87,405	128,822
Total	$ 1,097,317	$ 235,716

Total Plant and Equipment
Brazil	$ 87,405	$ 104,109
Total	$ 87,405	$ 104,109

Net Loss
USA	$ 4,507,635	$ 3,137,144
Canada	132,163	93,911
Brazil	3,879,166	548,416
Total	$ 8,518,964	$ 3,779,471

17. COMMITMENTS

i) On April 1, 2004, the Company, through a third party, entered into an agreement with Etica Construcoes e Projectos Ltda. ("Etica") to construct a gravitation plant in a mine site near the town of Lourenco in Amapa State, Brazil. Under the terms of the agreement, the Company had to pay 50% of the contracted amount of $540,000 upon signing, 40% upon conclusion (structure) and 10% on final installation and inspection. The Company has paid the 50% that was due upon signing but due to lack of funds, it was not able to advance the next payment to Etica. The agreement does not specify an agreed-upon date of completion. As at April 30, 2006, the title resulting from this agreement remains with the third party.

ii) On March 8, 2005, the Company, through a third party, entered into an agreement with the Cooperativa de Mineracao dos Garimpeiros do Lourenco ("COOGAL") to acquire the rights to two mineral properties near the town of Lourenco in Amapa State, Brazil, containing five tailings sites. The Company must pay COOGAL a 20% royalty on gross production and to encourage the commencement of the re-winning of the gold from the tailings, there was a pre-production bonus payable of $1,000,000 of which $400,000 remains unpaid. This bonus is to be offset against future royalty payments. As at April 30, 2006, the title resulting from this agreement remains with the third party.

iii) Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently, the Company is contingently exposed to financial losses or failure as a result of these risks.

18. SUBSEQUENT EVENTS

i) On May 10, 2006, the Company announced a private placement to raise $5,005,000 by offering 2,860,000 common shares at $1.75 per share.

ii) On May 15, 2006, the Company announced the acquisition of three new properties in Brazil: 55,000 hectares (or 135,000 acres) in Amapa; 20,000 hectares (or 50,000 acres) in Bahia; and 40,000 hectares (or 100,000 acres) in Amazonas.

iii) On June 6, 2006, the Company entered into an agreement with a third party as the Company's placement agent for the purpose of finding investors for potential debt or equity transactions with the Company. The agreement is for a twelve month term ending May 31, 2007 and may be extended by mutual agreement. Upon the closing of a transaction as defined in the agreement, a cash fee equal to 10% of the aggregate value to be received by the Company for the transaction is to be paid.

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

The vision of the Company is to secure, explore, and develop properties in Brazil. The Brazilian mineral properties, acquired by International Gold Resources Inc., now comprise of approximately 210,000 hectares (520,000 acres) within the Brazilian Amapa belt, part of the Precambrian Guyana Shield.

IGR has since added the following mineral areas to its portfolio in Brazilian:

Amapa. A 55,000 hectares (135,000 acres) property with the potential for gold, copper, zinc, nickel and manganese. IGR's consulting geologist recommends the exploration program commences immediately with a view to establishing drill targets. Numerous senior international mining companies are active in this area.

Bahia. A 20,000 hectares (50,000 acres) property with potential for gold, copper and iron in a favorable geological environment in the claim area which encompasses a structure that runs for 19 kilometers. Senior international mining companies are active in this area. An active exploration program is planned for 2006 with a view to establishing drill targets.

Amazonas. The 40,000 hectares (100,000 acres), with multiple parallel structures with visual gold signs along the structure for approximately 1.5 kilometers. A senior international gold company has expressed interest in this project. IGR plans an active exploration program to commence immediately with a view to establishing drill targets.

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

The Company had spent $2,252,555 at the period ended July 31, 2005 ($630,163 - October 31, 2004) on the mineral properties as follows:

The Company, through its subsidiary, has received a title opinion. The titles were registered in the Brazilian Mining Journal of Records on March 3, 2005. Permits for the properties at both the Brazilian federal and state levels were received by the Company's subsidiary.

Since March 2004, the Company has completed 960 auger holes on the tailings, drilling 50 meters apart, to a depth of 10 meters with samples taken every two meters. Results of an indicated resource were validated by an independent third party.

IGR received a favorable geological report conducted by an independent Brazilian geologist. The report has been translated into English and the findings are summarized as follows:

Based on the work done by the independent geologist at the tailings properties situated near Lourenco in Amapa State, there is an estimated gold resource contained in the five tailings areas, with the gold content varying between 0.8 to 1.1 grams per ton, total resource is estimated at 930,000 ounces of gold. The report goes on to recommend that IGR install a gravity flow plant to re-win the gold in these tailings.

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

IGR closed its first round of private placement on March 31, 2006 after having raised $2,357,800 through the sale of 1,571,864 common shares (post share split).

The second round of private placements; starting April 1, 2006 in which IGR plans to offer 2,860,000 shares at $1.75 per share, for a total of $5,005,000, if all the shares are sold.

The Company is in receipt of an independent technical report with a recommendation that IGR commences a core drilling program on its Mahtin Property, in the Yukon Territory in July 2006. The Mahtin Property is in the McQuesten mineral belt between Dawson City and Mayo. Brewery Creek is on the western end of the belt with 0.85 million oz of gold, and Dublin Gulch and at the eastern end with 4.1million oz of gold, both are located in the same belt as the Mahtin property

Exploration work carried out to date on the Mahtin Property consisted of geological, geochemical and geophysical surveys for the gold potential within the claim block. The Mahtin Claim Block comprises of 112 claims on 6,000 acres.

R. A. Doherty, P. Geo., visited the property in 2003 while soil sampling and geophysical surveys were being completed; Chris Ash, P. Geo visited the property in 2004 and 2005 while a soil sampling and trenching program was being completed. Both authors are qualified persons for securities reporting purposes. Their independent report states that the Mahtin property is an excellent exploration target for gold mineralization. The property has significant and widespread gold, arsenic, bismuth, with secondary copper, tungsten, silver, soil and rock geochemical anomalies.

Geochemical soil anomalies are clustered along the northern contact of the quartzmonzonite intrusion with Rabbitkettle Formation calcareous phyllite. There is a good correlation between geology, geochemistry, and geophysical surveys along this contact. The independent report recommends the property be drill tested.

IGR plans to commence a core drilling program, approximately 3,000 feet (1,000 meters) in July, 2006.

The results of operations for the period ended April 31, 2006 reflect under-capitalization of the Company as its Amapa tailings project requires additional funding to be able to bring the gravity flotation plant into production and to achieve sustained profitable operations. Results of operations similar to those in 2005 can be expected to continue in the foreseeable future, and are not expected to change significantly until such time as additional capital and/or debt resources are secured and the Company is able to restructure its debt and lease commitments. The Company anticipates a need for at least $500,000 in order to satisfy past commitments, commence the tailings operations, and initiate an exploration program as discussed in detail under the Liquidity and Capital Resources section of this report. If it fails to procure this funding, the Company may be required to eliminate substantially all business activities and to seek protection under the U.S. bankruptcy laws.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2006

These financial statements include all the accounts of the Company and its subsidiary, Uniworld Mineracao Ltda.

The Company became an exploration stage company at the time of the amalgamation on August 19, 2005. The results in the financial statement of operations, reflects only the exploration expenses from the date of amalgamation to April 30, 2006. The figures reported at April 30, 2005 are not comparable.

Sales

The Company has generated no revenue from operations to date. At present IGR is a mining exploration company with properties in Brazil and options on certain mineral properties in the Yukon Territories in Canada. The Company is not yet in production for re-winning gold from the tailings on its Amapa properties.

No marketing has been undertaken as the Company has generated no revenue from operations to date. The Company has no customers as the Company has generated no revenue from operations to date.

Expenses

From the date of the amalgamation (refer to Note 1) to April 30, 2006, the Company has spent $4,519,551 on mineral property costs and expensed $2,638,202 (refer to Note 1) on the acquisition of International Gold Resources, Inc. (the private Nevada corporation). $2,638,202 was the value attributed on the acquisition and amalgamation of the private Nevada Corporation. This is summarized as follows:

	Amapa, Brazil (see Note 18)	Mahtin, Cathy, and Kirkman Claims, Yukon Territory	Bonanza	Crown Jewel	Total
Balance, October 31, 2004	$ -	$ -	$ -	$ -	$ -
Acquisition costs	156,741	100	100	-	156,941
Exploration costs	378,018	30,373	63,338	-	471,729
	534,759	30,473	63,438	-	628,670
Write-down of acquisition cost relating to International Gold Resources, Inc. (see Note 1)	-	-	-	-	2,638,202
Balance, October 31, 2005	534,759	30,473	63,438	-	3,266,872
Acquisition costs	2,900,100	54,000	27,000	45,000	3,026,100
Exploration costs	858,618	-	6,163	-	864,781
Balance, April 30, 2006	$ 4,293,477	$ 84,473	$ 96,601	$ 45,000	$ 7,157,753

Consideration for the private corporation was 5,502,700 common shares valued at its last trading price for a total value of $1,100. The excess of the purchase price over the net book value, totaling $2,638,202 has been attributed to the resource properties which have been expensed, as shown in the table above.

The Company, through a third party, entered into an agreement with the Cooperativa de Mineracao dos Garimpeiros do Lourenco ("COOGAL") to acquire the rights to two other mineral properties near the town of Lourenco in Amapa State, Brazil, containing five tailings sites. The Company has to pay COOGAL a 20% NPI and to encourage the commencement of the re-winning of the gold from the tailings, there was a pre-production bonus payable of $1 million. This bonus is to be offset against future royalty payments. As at April 30, 2006, the title resulting from this agreement remains with the third party (refer Note 17(ii) on Commitments).

In total, $7,157,753 has been spent on exploration and development costs, with $4,293,477 having been spent on the Brazilian properties, $84,473 on the Mahtin, Cathy & Kirkman, $96,601on the Bonanza and $45,000 in the Crown Jewel properties in the Yukon Territory.

General and Administrative Expenses

	April 30, 2006	April 30, 2005

Accounting and auditing	$ 93,048	$ 23,830
Advertising and promotion	6,630	-
Amortization	16,704	-
Bank charges and interest	121,675	1,254
Consulting	3,201,045	6,700
Filing and transfer agent fees	3,723	-
Legal	73,857	-
Office expenses, supplies, and stationery	58,291	-
Stock promotion	961,530	-
Telephone	3,967	-
Travel and accommodations	92,416	-

	$ 4,616,182	$ 7,954

The Company employs no full time staff but relies on consultants for geological, financial, and other advice having paid $93,618 (April 30, 2005 - $1,368) for such services during the six months ended April 30, 2006. In addition the Company issued 600,000 common stock (valued at $1.50) as compensation to a director of IGR the private Nevada company, who stepped down at the time of the business combination with Montpellier Group, Inc. The Company also issued 600,000 common stock (valued at $1.50) as compensation to the member of the advisory board in lieu of remuneration. The common stock issued to both of these parties is S144 stock and has a holding period thereon.

The Company financed its operations by the issue of notes payable, convertible notes payable, and convertible debentures payable (see Notes 6, 7, and 8) which resulted in interest expense of $119,470 (April 30, 2005 - $Nil) for the six months ended April 30, 2006. Debt was converted prior to January 31, 2006 that was not recorded in that period; accordingly, the interest expense has decreased from the prior quarter.

The Company also issued 686,000 common stock (valued at $1.50) shares in lieu of fees paid fees as consulting fees to parties that were instrumental in assisting IGR in raising the capital raised to date. In the six months ended April 30, 2006 this amounted to gross proceeds of $2,276,379 (April 30, 2005 - $Nil). The consultants involved with the investor relations program were issued 600,000 common stock (valued at $1.50) as part of their service contracts and this is reflected in the $934,398 expensed for investor relations for the six months ended April 30, 2006 (April 30, 2005 - $Nil). The common stock issued to these parties is S144 stock and has a holding period thereon.

Other Income and Expenses

None

Subsequent Events

i) On May 10, 2006, the Company announced a private placement to raise $5,005,000 by offering 2,860,000 common shares at $1.75 per share.

ii) On May 15, 2006, the Company announced the acquisition of three new properties in Brazil: 55,000 hectares (or 135,000 acres) in Amapa; 20,000 hectares (or 50,000 acres) in Bahia; and 40,000 hectares (or 100,000 acres) in Amazonas.

iii) On June 6, 2006, the Company entered into an agreement with a third party as the Company's placement agent for the purpose of finding investors for potential debt or equity transactions with the Company. The agreement is for a twelve month term ending May 31, 2007 and may be extended by mutual agreement. Upon the closing of a transaction as defined in the agreement, a cash fee equal to 10% of the aggregate value to be received by the Company for the transaction is to be paid.

Liquidity and Capital Resources

We have historically had more expenses than income in each year of operations. The accumulated deficit from inception to April 30, 2006 is $12,351,443. The Company has been able to maintain a positive cash position solely through financing and borrowing activities.

The primary source of liquidity in the future will be from sales of gold concentrate once the plant goes into production as well as seeking additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect.

The only material commitment for capital expenditure is the balance owing on the plant plus the costs of shipping and erecting the plant totaling approximately $540,000 (see to Note 17(i) on Commitments for more details).

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

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of April 30, 2006, we had no full-time employees and six part-time consultants. Our employees would not be covered by labor union contracts or collective bargaining agreements.

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

  The Kirkman Claim Block with 40 claims on 1,900 acres

  The Mahtin Claim Block with 112 claims on 6,000 acres

  The Bonanza Claim Block with 90 claims on 4,260 acres

  The Crown Jewel Claim Block with 306 claims on 14,251 acres.

On September 30, 2004 and October 30, 2004, the Company entered into an agreement to acquire 49% and 51% respectively, for a total of a 100% interest in sixteen mineral claims located in Amapa State, Brazil and had committed itself to the issue of 2,000,000 convertible preference shares which pay no dividends and are convertible into twelve common shares for each one preference share.

IGR has since added the following mineral areas to its portfolio in Brazilian:

  Amapa. Porto Grange comprises of 135,000 acre property with the potential for gold, copper, zinc, nickel and manganese. IGR's consulting geologist recommends the exploration program commences immediately with a view to establishing drill targets. Numerous senior international mining companies are active in this area.
  Bahia. A 50,000 acre property with potential for gold, copper and iron in a favorable geological environment in the claim area which encompasses a structure that runs for 19 kilometers. Senior international mining companies are active in this area. An active exploration program is planned for 2006 with a view to establishing drill targets.
  Amazonas. The 100,000 acres, with multiple parallel structures with visual gold signs along the structure for approximately 1.5 kilometers. A senior international gold company has expressed interest in this project. IGR plans an active exploration program to commence immediately with a view to establishing drill targets.

  Location and Access

  The Yukon claims are situated in proximity to Dawson City. They are accessible by road or barge on the rivers.

  Brazilian mineral properties which are comprised of approximately 800,000 acres in the following states: Amapa, Amazonas & Bahia The original mineral claims are situated near the town of Lourenco, within the Brazilian Amapa belt, part of the Precambrian Guyana Shield. The other Amapa State claim block is bisected by a road, and by the still-operative railroad, which served the former manganese mine.

  The others are situated in reasonable proximity to main roads or railway lines.

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

  Indicated Resources

  The Company received a favorable geological report conducted by an independent Brazilian geologist, The report has been translated into English and the findings are summarized as follows:

  Based on the work done by the independent geologist at the tailings properties situated near Lourenco in Amapa State, there is an estimated gold resource contained in the five tailings areas; with the gold content varying between 0.8 to 1.1 grams per ton, total resource is estimated 930,000 ounces of gold.

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

  Our discussion and analysis of the Company's financial condition and results of operations is based on the Company's financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these interim consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Critical accounting policies are defined as policies that management believes are the most important to the portrayal of the Company's financial condition and results of operations. These policies may require us to make difficult, subjective, or complex judgments, commonly about the effects of matters that are inherently uncertain.

  Our significant accounting policies are described in the audited financial statements and notes thereto as at October 31, 2005. We believe that currently our most critical accounting policies relate to the capitalization of mineral properties and gold reserves.

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

    Derivative Instruments

    At April 30, 2006, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

    As at April 30, 2006, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in the net loss as no options had been granted.

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

    Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. These are more fully set out in the notes to the Financial Statements above.

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

  Title

  The Brazilian property holdings in and around Lourenco in Amapa State, Brazil, subject to the issuance of the convertible preference shares, are registered in the name of its subsidiary Uniworld Mineracao LTDA and are governed by Brazilian Mining Law. Although there can be no assurance that titles are not defective, the Company has obtained various reports and opinions with respect to its mining claims and believes its claims are in good standing and held according to industry practice.

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

  SIGNATURES

  In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Gold Resources, Inc.
/s/ J. Roland Vetter
Dated: June 23, 2006	By:
J. Roland Vetter, President & CFO