Form 10QSB
period 2006-07-31
International Gold Resources, Inc.
filed 2006-09-20
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2006

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

Number of shares of the issuer's common stock $0.00002 par value outstanding as of September 14, 2006

89,378,780

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

PART 1 - FINANCIAL INFORMATION

INTERNATIONAL GOLD RESOURCES, INC.

(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
AT JULY 31, 2006 WITH AUDITED FIGURES AT OCTOBER 31, 2005

(Stated in US Dollars)

(Prepared by Management)

	(Unaudited) July 31, 2006	(Audited) October 31, 2005
ASSETS		
CURRENT ASSETS		
Cash and cash equivalents	$ 1,000,842	$ 106,894
Amount receivable	1,189	-
Prepaid expenses and deposits	10,000	24,713
	1,012,031	131,607
PLANT AND EQUIPMENT (Note 4)	83,199	104,109
Total Assets	$ 1,095,230	$ 235,716
LIABILITIES AND STOCKHOLDERS' DEFICIENCY		
CURRENT LIABILITIES		
Accounts payable and accrued liabilities	$ 295,579	$ 490,735
Due to shareholder (Note 5)	54,880	52,872
Due to Uniworld Mineracao Ltda.	-	44,575
Convertible notes payable	-	1,843,978
Convertible debentures payable	-	868,132
Total Liabilities	350,459	3,300,292
STOCKHOLDERS' DEFICIENCY		
Authorized:		
120,000,000 common shares, par value $0.00002 per share		
20,000,000 preferred shares, par value $0.00001 per share		
Issued and outstanding:		
86,871,396 common shares issued and outstanding (31Oct05 - 77,158,006)(Note 7)	1,787	771
2,000,100 preferred shares issued and outstanding (31Oct05 - Nil)(Note 8)	20	-
Additional paid in capital	15,114,815	767,132
Deficit - Accumulated during exploration stage	(14,371,851)	(3,832,479)
Total Stockholders' Deficiency	744,771	(3,064,576)
Total Liabilities and Stockholders' Deficiency	$ 1,095,230	$ 235,716

Going concern (Note 2)
Commitments (Note 14)
Subsequent event (Note 15)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES, INC.

(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JULY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

	(Unaudited) Cumulative Amounts from Inception to July 31, 2006	(Unaudited) Three Months Ended July 31, 2006	(Unaudited) Three Months Ended July 31, 2005	(Unaudited) Nine Months Ended July 31, 2006	(Unaudited) Nine Months Ended July 31, 2005
REVENUES					
Interest income	$ 26,336	$ 6,108	$ -	$ 10,911	$ -
GENERAL AND ADMINISTRATIVE EXPENSES					
Accounting and auditing	170,616	33,629	7,318	126,677	8,686
Advertising and promotion	9,923	(20)	-	6,610	-
Amortization	37,908	8,352	-	25,056	-
Bank charges and interest	469,992	71,533	634	191,958	1,888
Consulting	3,430,338	127,477	-	3,328,522	5,332
Filing and transfer agent fees	7,363	925	-	4,648	-
Financing fees	4,028	-	-	-	-
Legal	129,408	29,962	-	103,819	-
Office expenses, supplies, and stationery	95,442	15,670	1,081	73,961	1,081
Investor relations	1,546,184	561,290	-	1,522,820	-
Telephone	8,420	3,180	-	7,147	-
Travel and accommodations	231,205	76,161	-	168,577	-
	6,140,827	928,159	9,033	5,559,795	16,987
MINERAL PROPERTY EXPLORATION EXPENSES (Note 9)					
Acquisition costs	6,745,243	924,000	-	3,950,100	-
Exploration costs	1,512,117	175,607	-	1,040,388	-
	8,257,360	1,099,607	-	4,990,488	-
NET LOSS FOR THE PERIOD	$ (14,371,851)	$ (2,021,658)	$ (9,033)	$ (10,539,372)	$ (16,987)
NET LOSS PER COMMON SHARE		$ (0.02)	$ (0.01)	$ (0.13)	$ (0.01)
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		87,499,986	65,000,000	83,555,895	65,000,000

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES, INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED CASH FLOW STATEMENT

FOR THE NINE MONTHS ENDED JULY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

	(Unaudited) Cumulative Amounts from Inception to July 31, 2006	(Unaudited) Three Months Ended July 31, 2006	(Unaudited) Three Months Ended July 31, 2005	(Unaudited) Nine Months Ended July 31, 2006	(Unaudited) Nine Months Ended July 31, 2005
OPERATING ACTIVITIES					
Net loss for the period	$ (14,371,851)	$ (2,021,658)	$ (9,033)	$ (10,539,372)	$ (16,987)
Add/(deduct) non-cash items					
Amortization	37,908	8,352	-	25,056	-
Non-cash acquisition costs (Notes 1 and 7)	6,404,352	825,000	-	3,725,100	-
Stock issued for interest on converted debt	288,900	32,450	-	85,186	-
Stock issued for services	4,487,601	541,500	-	4,487,601	-
	(3,153,090)	(614,356)	(9,033)	(2,216,429)	(16,987)
Changes in non-cash working capital items					
Amounts receivable	(1,189)	(1,189)	-	(1,189)	-
Prepaid expenses and deposits	(10,000)	151,411	-	14,713	-
Accounts payable and accrued liabilities	295,579	(109,030)	9,004	(195,156)	11,544
Cash provided/(used) by operating activities	(2,868,700)	(573,164)	(29)	(2,398,061)	(5,443)
FINANCING ACTIVITIES					
Common stock issued for cash	3,106,722	731,926	-	2,824,222	-
Common stock issued on exercise of warrants	64,500	-	-	64,500	-
Advances from shareholder	54,880	678	-	2,008	-
Due to Uniworld Mineracao Ltda.	-	-	-	(44,575)	-
Notes payable converted to shares	450,000	(2,953)		450,000	
Cash provided/(used) by financing activities	3,676,102	729,651	-	3,296,155	-
INVESTING ACTIVITIES					
Equipment purchased	(4,146)	(4,146)	-	(4,146)	-
Cash acquired with purchase of subsidiary (Note 1)	197,586	-	-	-	-
Cash provided/(used) by investing activities	193,440	(4,146)	-	(4,146)	-
CASH INCREASE/(DECREASE)	1,000,842	152,341	(29)	893,948	(5,443)
CASH, BEGINNING OF PERIOD	-	848,501	128	106,894	5,542
CASH, END OF PERIOD	$ 1,000,842	$ 1,000,842	$ 99	$ 1,000,842	$ 99
SUPPLEMENTAL DISCLOSURE:					
Interest paid	$ 77,600	$ 42,000	$ -	$ 70,200	$ -
Income taxes paid	$ -	$ -	$ -	$ -	$ -
NON-CASH FINANCING AND INVESTING ACTIVITIES:					
Issued stock for International Gold Resources Inc.(Note 1)	$ 1,100	$ -	$ -	$ -	$ -
Shares issued on conversion of debt	$ 3,731,599	$ 738,900	$ -	$ 3,247,296	$ -
Non-cash acquisition costs	$ 6,404,352	$ 825,000	$ -	$ 3,725,100	$ -
Stock issued for services	$ 4,487,601	$ 541,500	$ -	$ 4,487,601	$ -

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES, INC.

(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' DEFICIT
AT JULY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

	(Unaudited) (Note 7) Common Shares Number of Shares	(Unaudited) Common Shares Amount	(Unaudited) (Note 8) Preferred Shares Number of Shares	(Unaudited) Preferred Shares Amount	(Unaudited) Additional Paid In Capital	(Unaudited) Deficit Accumulated During Exploration Stage	(Unaudited) Total Stockholders' Deficit
Shares issued for cash	65,000,000	$ 1,300	-	$ -	$ 5,200	$ -	$ 6,500
Net loss for the period ended October 31, 2002	-	-	-	-	-	(8,890)	(8,890)
Balance, October 31, 2002	65,000,000	1,300	-	-	5,200	(8,890)	(2,390)
Net loss for the year ended October 31, 2003	-	-	-	-	-	(30,838)	(30,838)
Balance, October 31, 2003	65,000,000	1,300	-	-	5,200	(39,728)	(33,228)
Net loss for the year ended October 31, 2004	-	-	-	-	-	(13,280)	(13,280)
Balance, October 31, 2004	65,000,000	1,300	-	-	5,200	(53,008)	(46,508)
Shares issued pursuant to merger with International Gold Resources Inc. (Note 1)	11,005,400	220	-	-	880	-	1,100
Shares issued for cash	184,000	2	-	-	275,998	-	276,000
Shares issued on conversion of debt	968,606	20	-	-	484,283	-	484,303
Net loss for the year ended October 31, 2005	-	-	-	-	-	(3,779,471)	(3,779,471)
Balance, October 31, 2005	77,158,006	1,542	-	-	766,361	(3,832,479)	(3,064,576)
Shares issued for cash	1,818,248	36	-	-	2,824,186	-	2,824,222
Shares issued on conversion of debt	6,494,792	130	-	-	3,247,166	-	3,247,296
Shares issued for fees	2,936,734	60	-	-	4,487,541	-	4,487,601
Shares issued for property	300,000	6	-	-	824,994	-	825,000
Shares issued upon exercise of warrants	71,000	1	-	-	64,499	-	64,500
Shares issued on acquisition of Uniworld Mineracao Ltda.	600,000	12	2,000,100	20	2,900,068	-	2,900,100
Net loss for the period ended July 31, 2006	-	-			-	(10,539,372)	(10,539,372)
Balance, July 31, 2006	89,378,780	$ 1,787	2,000,100	$ 20	$ 15,114,815	$ (14,371,851)	$ 744,771

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2006

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

On September 30, 2004 and October 30, 2004, the Company entered into agreements to acquire 49% and 51% respectively, for a total of 100% interest in nineteen mineral claims located in Amapa State, Brazil through the acquisition of Uniworld Mineracao Ltda. and had committed itself to the issue of 2,000,000 convertible preferred shares. Conversion was to occur by providing the Company with written verification of the ownership of the claims by the Company. On March 1, 2006, written verification of ownership of these claims was received, and Uniworld Mineracao Ltda. is now 100% owned by the Company.

The Company is an exploration stage company engaged in the acquisition, exploration, and development of resource properties.

The Company has elected a fiscal year-end of October 31.

2. GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying interim consolidated financial statements, the Company incurred a net loss of $10,539,372 ($16,987 - July 31, 2005) for the nine months ended July 31, 2006. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the year ending October 31, 2006.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties, and the discovery, development and sale of ore reserves.

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2006

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

3. BASIS OF PRESENTATION

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-KSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended July 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2005. The Company applies the same accounting policies and methods in these interim consolidated financial statements as those in the audited annual financial statements.

4. PLANT AND EQUIPMENT

			July 31, 2006
		Accumulated	Net Book
	Cost	Amortization	Value

Buildings	$ 22,511	$ 3,002	$ 19,509
Computer equipment	6,234	696	5.538
Furniture and fittings	1,400	222	1,178
Vehicles	90,962	33,988	56,974

	$ 121,107	$ 37,908	$ 83,199

			October 31, 2005
		Accumulated	Net Book
	Cost	Amortization	Value

Buildings	$ 22,511	$ 1,313	$ 21,198
Computer equipment	2,088	174	1,914
Furniture and fittings	1,400	117	1,283
Vehicles	90,962	11,248	79,714

	$ 116,961	$ 12,852	$ 104,109

5. DUE TO SHAREHOLDER

The Company arranged an unsecured line of credit with a shareholder.  The line of credit bears interest at the rate of 5% per annum with all outstanding principal and accrued interest payable by December 1, 2005.  At July 31, 2006, the amount of $54,880 ($52,872 - October 31, 2005) had not been repaid as the shareholder has agreed to extend the repayment terms until the Company is fully financed.

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

6. WARRANTS

At July 31, 2006, there were no (184,000 - October 31, 2005) warrants outstanding entitling the holder to purchase one common share of the Company at $1.50 per share on or before April 30, 2006. Prior to April 30, 2006, 71,000 warrants were exercised for gross proceeds of $64,500.

At July 31, 2006, there are 30,000 (30,000 - October 31, 2005) warrants outstanding entitling the holder to purchase one common share of the Company at $1.50 on or before July 29, 2008.

At July 31, 2006, there are 35,000 (35,000 - October 31, 2005) warrants outstanding entitling the holder to purchase one common share of the Company at $1.50 on or before September 7, 2008.

7. COMMON SHARES

On February 1, 2005, the Company did a 1 old for 5 new share split. The par value of the common shares changed from $0.0001 to $0.00002 and on February 24, 2006, the Company announced a 2:1 forward split of its common stock effective on March 1, 2006 for shareholders of record on that date. All share figures reported reflect these changes in the financial statements.

On October 31, 2005, $434,000 in convertible debt plus accrued interest of $50,303 was satisfied by conversion to 484,303 common shares.

On November 7, 2005, $572,430 in convertible debt including accrued interest was satisfied by conversion to 572,430 common shares.

On November 15, 2005, the Company issued 10,000 common shares valued at $3.00 per share. Total gross proceeds from the share issuance amounts to $30,000.

On November 15, 2005, $924,750 in convertible debt including accrued interest was satisfied by conversion to 924,750 common shares.

On November 25, 2005, the Company issued 10,000 common shares valued at $3.00 per share. Total gross proceeds from the share issuance amounts to $30,000.

On November 28, 2005, the Company issued 35,000 common shares valued at $3.00 per share. Total gross proceeds from the share issuance amounts to $105,000.

On January 31, 2006, the Company issued 224,999 common shares valued at $3.00 per share. Total gross proceeds from the share issuance amounts to $674,997.

On January 31, 2006, $184,083 in convertible debt including accrued interest was satisfied by conversion to 184,083 common shares.

On February 1, 2006, the Company issued 40,000 common shares valued at $1.50 per share for gross proceeds of $60,000.

On February 3, 2006, $10,000 in convertible debt plus accrued interest of $2,000 was satisfied by conversion to 24,000 common shares.

On February 6, 2006, the Company issued 30,000 common shares valued at $1.50 per share for gross proceeds of $45,000.

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

7. COMMON SHARES (continued)

On February 7, 2006, the Company issued 153,200 common shares valued at $1.50 per share for gross proceeds of $229,800.

On February 14, 2006, the Company issued 93,332 common shares valued at $1.50 per share for gross proceeds of $139,998.

On February 14, 2006, $20,000 in convertible debt plus accrued interest of $4,000 was satisfied by conversion to 48,000 common shares.

On February 15, 2006, $435,000 in convertible debt plus accrued interest of $94,852 was satisfied by conversion to 964,852 common shares.

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

On February 23, 2006, $100,000 in convertible debt plus accrued interest of $12,250 was satisfied by conversion to 224,500 common shares.

On February 26, 2006, $50,000 in convertible debt plus accrued interest of $7,500 was satisfied by conversion to 115,000 common shares.

On February 27, 2006, $60,000 in convertible debt plus accrued interest of $2,083 was satisfied by conversion to 124,166 common shares.

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

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

7. COMMON SHARES (continued)

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

On April 29, 2006, the Company issued 36,000 common shares upon the exercise of 36,000 warrants for gross proceeds of $12,000.

On April 30, 2006, the Company issued 100,000 common shares in lieu of cash for services provided to the Company valued at $150,000.

On May 1, 2006, the Company issued 36,000 common shares valued at $1.50 per share for gross proceeds of $54,000.

On May 8, 2006, the Company issued 28,000 common shares valued at $1.75 per share for gross proceeds of $49,000.

On May 19, 2006, the Company issued 10,000 common shares valued at $1.75 per share for gross proceeds of $17,500.

On May 22, 2006, the Company issued 14,286 common shares valued at $1.75 per share for gross proceeds of $25,000.

On May 30, 2006, the Company issued 24,600 common shares valued at $1.75 per share for gross proceeds of $43,050.

On June 1, 2006, the Company issued 11,500 common shares valued at $1.75 per share for gross proceeds of $20,125.

On June 2, 2006, the Company issued 22,857 common shares valued at $1.75 per share for gross proceeds of $40,000.

On June 6, 2006, the Company issued 8,571 common shares valued at $1.75 per share for gross proceeds of $15,000.

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

7. COMMON SHARES (continued)

On June 9, 2006, the Company issued 10,000 common shares valued at $1.75 per share for gross proceeds of $17,500.

On June 12, 2006, the Company issued 34,286 common shares valued at $1.75 per share for gross proceeds of $60,001.

On June 21, 2006, the Company issued 300,000 common shares in lieu of cash for services provided to the Company valued at $525,000.

On June 21, 2006, $12,000 in convertible debt including accrued interest was satisfied by conversion to 24,000 common shares.

On June 21, 2006, the Company issued 17,143 common shares valued at $1.75 per share for gross proceeds of $30,000.

On June 29, 2006, the Company issued 30,000 common shares valued at $1.75 per share for gross proceeds of $52,500.

On July 3, 2006, the Company issued 62,857 common shares valued at $1.75 per share for gross proceeds of $110,000.

On July 5, 2006, the Company issued 17,142 common shares valued at $1.75 per share for gross proceeds of $30,000.

On July 6, 2006, the Company issued 79,000 common shares valued at $1.75 per share for gross proceeds of $138,250.

On July 10, 2006, $160,000 in convertible debt including accrued interest was satisfied by conversion to 320,000 common shares.

On July 13, 2006, $40,000 in convertible debt including accrued interest was satisfied by conversion to 80,000 common shares.

On July 15, 2006, $120,000 in convertible debt including accrued interest was satisfied by conversion to 240,000 common shares.

On July 16, 2006, $99,900 in convertible debt including accrued interest was satisfied by conversion to 200,000 common shares.

On July 21, 2006, the Company issued 6,000 common shares in lieu of cash for services provided to the Company valued at $16,500.

On July 21, 2006, the Company issued 300,000 common shares valued at $825,000 pursuant to the Yukon property agreements.

On July 24, 2006, $50,000 in convertible debt including accrued interest was satisfied by conversion to 100,000 common shares.

On July 24, 2006, the Company issued 17,142 common shares valued at $1.75 per share for gross proceeds of $30,000.

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

7. COMMON SHARES (continued)

On July 28, 2006, $257,000 in convertible debt including accrued interest was satisfied by conversion to 514,000 common shares.

The number of common shares outstanding includes 53,142 common shares that are allotted and will be issued subsequent to the period end.

8. PREFERRED SHARES

On March 1, 2006, the Company issued 2,000,100 valued at $2,000,100 pursuant to the agreements entered into on September 30, 2004 and October 30, 2004 to acquire 49% and 51% respectively, for a total of 100% interest in nineteen mineral claims located in Amapa State, Brazil through the acquisition of Uniworld Mineracao Ltda. If and when dividends are declared on the common shares, the preferred shares will pay dividends at the same rate. One preferred share is convertible into twelve common shares.

9. MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES

From the date of the acquisition and amalgamation to July 31, 2006, the Company has spent $5,619,158 on mineral property costs and expensed $2,638,202 (see Note 1) on the acquisition of IGR. The $2,638,202 was the value attributed on the acquisition and amalgamation of IGR. This is summarized as follows:

	Amapa, Brazil (see Note 14)	Mahtin, Cathy, and Kirkman Claims, Yukon Territory	Bonanza	Crown Jewel	Total
Balance, October 31, 2004	$ -	$ -	$ -	$ -	$ -
Acquisition costs	156,741	100	100	-	156,941
Exploration costs	378,018	30,373	63,338	-	471,729
	534,759	30,473	63,438	-	628,670
Write-down of acquisition cost relating to International Gold Resources Inc. (see Note 1)	2,638,202	-	-	-	2,638,202
Balance, October 31, 2005	3,172,961	30,473	63,438	-	3,266,872
Acquisition costs	2,999,100	879,000	27,000	45,000	3,950,100
Exploration costs	967,357	52,638	9,237	11,156	1,040,388
Balance, July 31, 2006	$ 7,139,418	$ 962,111	$ 99,675	$ 56,156	$ 8,257,360

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

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

9. MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES (continued)

i) Mahtin, Cathy, and Kirkman Claims, Yukon Territory, Canada (continued)

Date	Cash Payments		Share Issuance		Exploration Expenditures
March 15, 2004	$ 50,000	(a)	100,000	(b)	$ 300,000
August 15, 2004	50,000		-		100,000
February 15, 2005	50,000		100,000	(b)	450,000
August 15, 2005	50,000		-		-
February 15, 2006	60,000		100,000	(b)	1,000,000
August 15, 2006	70,000		-		-
February 15, 2007	90,000		-		1,500,000
August 15, 2007			100,000		-
	$ 420,000		400,000		$ 3,350,000

(a) 50,000 shares were issued in lieu of this payment

(b) Issued

At July 31, 2006, the Company is in compliance with the commitments on the option agreement covering the Mahtin, Cathy, and Kirkman claims in the Yukon Territory. A mutual agreement has been negotiated between all parties to extend the option agreement indefinitely. The vendor retains the right to terminate on 30-days notice while in default. As these mineral claims are subject to an option agreement no entries were accrued for liabilities in terms of such option.

ii) Bonanza Claims, Yukon Territory, Canada

On October 4, 2004, the Company entered into an Assignment and Assumption of Option Agreement to earn a 100% interest in the Bonanza claims located in the Dawson Mining District of the Yukon Territory in Canada by issuing 300,000 shares of the Company, making cash payments totalling $200,000, and by spending a minimum of $1,000,000 on the Bonanza claims as follows:

Date	Cash Payments	Share Issuance		Exploration Expenditures
March 17, 2004	$ 15,000	100,000	(a)	$ -
September 17, 2004	15,000	-		-
December 31, 2004	-	-		100,000
March 17, 2005	25,000	100,000	(a)	-
September 17, 2005	25,000	-		-
December 31, 2005	-	-		150,000
March 17, 2006	30,000	-		-
September 17, 2006	30,000	-		-
December 17, 2006	-	-		250,000
March 17, 2007	30,000	-		-
September 17, 2007	30,000	-		-
December 31, 2007	-	-		500,000
March 17, 2008	-	100,000		-
	$ 200,000	300,000		$ 1,000,000

(a) Issued

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

9. MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES (continued)

ii) Bonanza Claims, Yukon Territory, Canada (continued)

At July 31, 2006, the Company was in compliance with the commitments on the option agreement covering the Bonanza Claims located in the Dawson mining district of the Yukon Territory. A mutual agreement has been negotiated between all parties to extend the option agreement indefinitely. The vendor retains the right to terminate on 30-days notice while in default. As these mineral claims are subject to an option agreement no entries were accrued for liabilities in terms of such option.

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

10. RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2006, the Company entered into the following transactions with related parties:

  paid or accrued consulting fees of $128,000 ($Nil - July 31, 2005) to a director and a company related to a director.

These transactions have been in the normal course of operations and are recorded at the exchange amount which is the amount agreed to by the parties.

11. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, amounts receivable, accounts payable, and an amount due to shareholder. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

12. INCOME TAXES

The Company has accumulated net operating losses for income tax purposes of approximately $12,000,000, which may be carried forward up to 2025 and used to reduce taxable income of future years.

Details of future income tax assets at the Companycs most recent year ended October 31, 2005 are as follows:

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

12. INCOME TAXES (continued)

Non-capital tax loss at October 31, 2004	$ 53,000
Non-capital tax loss for the year ended October 31, 2005	3,231,055
3,284,055
Valuation allowance	(3,284,055)
$ -

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. A full valuation allowance has been provided for the Companycs future income tax assets, as the management of the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future.

13. SEGMENTED INFORMATION

Details on a geographic basis as at July 31, 2006 are as follows:

	July 31, 2006	October 31, 2005
Total Assets
USA	$ 977,539	$ 106,894
Brazil	117,691	128,822
Total	$ 1,095,230	$ 235,716

Total Plant and Equipment
Brazil	$ 83,199	$ 104,109
Total	$ 83,199	$ 104,109

Net Loss
USA	$ 5,323,138	$ 3,137,144
Canada	1,024,031	93,911
Brazil	4,192,203	548,416
Total	$ 10,539,372	$ 3,779,471

14. COMMITMENTS

i) On April 1, 2004, the Company, through a third party, entered into an agreement with Etica Construcoes e Projectos Ltda. ("Etica") to construct a gravitation plant in a mine site near the town of Lourenco in Amapa State, Brazil. Under the terms of the agreement, the Company had to pay 50% of the contracted amount of $540,000 upon signing, 40% upon conclusion (structure) and 10% on final installation and inspection. The Company has paid the 50% that was due upon signing but due to lack of funds, it was not able to advance the next payment to Etica. The agreement does not specify an agreed-upon date of completion. As at July 31, 2006, the title resulting from this agreement remains with the third party.

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2006

(Stated in US Dollars)

(Prepared by Management)

14. COMMITMENTS (continued)

ii) On March 8, 2005, the Company, through a third party, entered into an agreement with the Cooperativa de Mineracao dos Garimpeiros do Lourenco ("COOGAL") to acquire the rights to two mineral properties near the town of Lourenco in Amapa State, Brazil, containing five tailings sites. The Company must pay COOGAL a 20% royalty on gross production and to encourage the commencement of the re-winning of the gold from the tailings, there was a pre-production bonus payable of $1,000,000 of which $400,000 remains unpaid. This bonus is to be offset against future royalty payments. As at July 31, 2006, the title resulting from this agreement remains with the third party.

iii) Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently, the Company is contingently exposed to financial losses or failure as a result of these risks.

15. SUBSEQUENT EVENT

On September 8, 2006, the Board of Directors authorized a repurchase of preferred shares for an unaffiliated shareholder. The Company will purchase 1,000,000 shares of convertible preferred stock for the sum of $600,000, payable in amounts of $50,000 per month. The convertible preferred shares are convertible into six (6) shares of common stock at the option of the holder of the preferred shares.

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

From the date of the acquisition and amalgamation to July 31, 2006, the Company has spent $5,619,158 on mineral property costs and expensed $2,638,202 (see Note 1) on the acquisition of IGR. The $2,638,202 was the value attributed on the acquisition and amalgamation of IGR. This is summarized as follows:

	Amapa, Brazil (see Note 9)	Mahtin, Cathy, and Kirkman Claims, Yukon Territory	Bonanza	Crown Jewel	Total
Balance, October 31, 2004	$ -	$ -	$ -	$ -	$ -
Acquisition costs	156,741	100	100	-	156,941
Exploration costs	378,018	30,373	63,338	-	471,729
	534,759	30,473	63,438	-	628,670
Write-down of acquisition cost relating to International Gold Resources Inc. (see Note 1)	2,638,202	-	-	-	2,638,202
Balance, October 31, 2005	3,172,961	30,473	63,438	-	3,266,872
Acquisition costs	2,999,100	879,000	27,000	45,000	3,950,100
Exploration costs	967,357	52,638	9,237	11,156	1,040,388
Balance, July 31, 2006	$ 7,139,418	$ 962,111	$ 99,675	$ 56,156	$ 8,257,360

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

The Company has commissioned two gravity concentration recovery plants, which upon completion will be shipped to Lourenco, where we plan to begin its gold recovery production during 2006.

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

IGR closed its first round of private placements on March 31, 2006 after having raised $2,357,800 through the sale of 1,571,864 common shares (post share split).

The Company commenced its second round of private placements on April 1, 2006, IGR plans to offer 2,860,000 shares at $1.75 per share, for a total of $5,005,000.

The Company is in receipt of an independent technical report (which has been filed as an 8K on July 28, 2006) with a recommendation that IGR commences a core drilling program on its Mahtin Property, in the Yukon Territory in July 2006. The Mahtin Property is in the McQuesten mineral belt between Dawson City and Mayo. Brewery Creek is on the western end of the belt with 0.85 million oz of gold, and Dublin Gulch and at the eastern end with 4.1million oz of gold, both are located in the same belt as the Mahtin property

Exploration work carried out to date on the Mahtin Property consisted of geological, geochemical and geophysical surveys for the gold potential within the claim block. The Mahtin Claim Block comprises of 112 claims on 6,000 acres.

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

In early June 2006, the VTEM (Versatile Time-Domain Electro Magnetics) Survey over Mahtin gold property was completed and that the independent consulting geologist is awaiting the preliminary data. R. A. Doherty, P. Geo., is overseeing the work being done on the claim block. He has retained Geotech Ltd. which offers full-service airborne geophysical surveys worldwide, mainly to clients in the mining and mineral exploration industries. Their proprietary, large dipole-moment, VTEM system, which can scan, analyze and map base metals, uranium and diamonds to the depth of 1,625 feet (500 meters), is the most cost-efficient way for IGR to optimize its exploration program in preparation for its core drilling program.

The Geotech helicopter flew 142 miles (229 kilometres) on 300 feet (100 meter) spaced lines that covered the entire Mahtin claim block. The VTEM survey will enable IGR to get an extensive overview of the whole property. IGR expects that the pyrrhotite-pyrite skarn zones at the contact with Rabbitkettle calcareous sediments should produce a positive magnetic signature which will aid in spotting drill holes and in so doing the Company can optimally position the core drilling program

IGR had planned to commence a core drilling program, approximately 3,000 feet (1,000 meters) in July, 2006, however, the shortage of drilling equipment has meant that the Company has had to postpone such until early summer 2007. The field team are however continuing with trenching, geological, geochemical and geophysical work into Fall 2006.

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

During the nine months ended July 31, 2006 the existing creditors, which include note holders, convertible note holders and holders of convertible debentures chose to convert their debt instruments into common stock as a result of the positive developments within the Company. IGR converted the final remaining debt, being notes, convertible notes and convertible debentures, including interest accrued into equity by issuing 1,554,000 common stock. This allows IGR to retain existing cash to assist in its ongoing exploration programs, instead of applying the cash to retire outstanding debt.

The results of operations for the period ended July 31, 2006 reflect under-capitalization of the Company as its Amapa tailings project requires additional funding to be able to bring the gravity flotation plant into production and to achieve sustained profitable operations. Results of operations similar to those incurred to date can be expected to continue in the foreseeable future, and are not expected to change significantly until such time as additional capital and/or debt resources are secured and the Company is able to restructure its debt and lease commitments. The Company anticipates a need for at least $500,000 in order to satisfy past commitments, commence the tailings operations, and initiate an exploration program as discussed in detail under the Liquidity and Capital Resources section of this report. If it fails to procure this funding, the Company may be required to eliminate substantially all business activities and to seek protection under the U.S. bankruptcy laws.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2006

These financial statements include all the accounts of the Company and its subsidiary, Uniworld Mineracao Ltda.

The Company became an exploration stage company at the time of the amalgamation on August 19, 2005. The results in the financial statement of operations, reflects only the exploration expenses from the date of amalgamation to July 31, 2006. The figures reported at July 31, 2005 are not comparable.

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

Expenses

From the date of the amalgamation (refer to Note 1) to July 31, 2006, the Company has spent $5,619,158 on mineral property costs and expensed $2,638,202 (refer to Note 1) on the acquisition of International Gold Resources, Inc. (the private Nevada corporation). $2,638,202 was the value attributed on the acquisition and amalgamation of the private Nevada Corporation. This is summarized as follows:

	Amapa, Brazil (see Note 14)	Mahtin, Cathy, and Kirkman Claims, Yukon Territory	Bonanza	Crown Jewel	Total
Balance, October 31, 2004	$ -	$ -	$ -	$ -	$ -
Acquisition costs	156,741	100	100	-	156,941
Exploration costs	378,018	30,373	63,338	-	471,729
	534,759	30,473	63,438	-	628,670
Write-down of acquisition cost relating to International Gold Resources Inc. (see Note 1)	2,638,202	-	-	-	2,638,202
Balance, October 31, 2005	3,172,961	30,473	63,438	-	3,266,872
Acquisition costs	2,999,100	879,000	27,000	45,000	3,950,100
Exploration costs	967,357	52,638	9,237	11,156	1,040,388
Balance, July 31, 2006	$ 7,139,418	$ 962,111	$ 99,675	$ 56,156	$ 8,257,360

Consideration for the private corporation was 5,502,700 common shares valued at its last trading price for a total value of $1,100. The excess of the purchase price over the net book value, totaling $2,638,202 has been attributed to the resource properties which have been expensed, as shown in the table above.

The Company, through a third party, entered into an agreement with the Cooperativa de Mineracao dos Garimpeiros do Lourenco ("COOGAL") to acquire the rights to two other mineral properties near the town of Lourenco in Amapa State, Brazil, containing five tailings sites. The Company has to pay COOGAL a 20% NPI and to encourage the commencement of the re-winning of the gold from the tailings, there was a pre-production bonus payable of $1 million. This bonus is to be offset against future royalty payments. As at July 31, 2006, the title resulting from this agreement remains with the third party (refer Note 14(ii) on Commitments).

In total, $8,257,360 has been spent on exploration and development costs, with $7,139,418 having been spent on the Brazilian properties, $962,111 on the Mahtin, Cathy & Kirkman, $99,675 on the Bonanza, and $56,156 on the Crown Jewel properties in the Yukon Territory.

General and Administrative Expenses

The Company employs no full time staff but relies on consultants for geological, financial, and other advice having paid cash of $499,522 for such services during the nine months ended July 31, 2006. The Company also issued shares for consulting services bringing the total of consulting fees to $3,328,522 for the nine months ended July 31, 2006 (July 31, 2005 - $5,332). During the current financial year to date, the Company issued 600,000 common stock (valued at $1.50) as compensation to a director of IGR the private Nevada company, who stepped down at the time of the business combination with Montpellier Group, Inc. The Company also issued 600,000 common stock (valued at $1.50) as compensation to the member of the advisory board in lieu of remuneration. The common stock issued to both of these parties is S144 stock and has a holding period thereon. The Company also issued 686,000 common stock (valued at $1.50) shares in lieu of fees paid fees as consulting fees to parties that were instrumental in assisting IGR in raising the capital raised to date which amounted to $1,029,000 (July 31, 2005 - $Nil).

The consultants involved with the investor relations program were issued 600,000 common stock (valued at $1.50) as part of their service contracts and this is reflected in the $1,522,820 expensed for investor relations for the nine months ended July 31, 2006 (July 31, 2005 - $Nil). The common stock issued to these parties is S144 stock and has a holding period thereon.

The Company financed its operations by the issue of notes payable, convertible notes payable, and convertible debentures payable (see Notes 6, 7, and 8) which resulted in interest expense of $188,894 (July 31, 2005 - $Nil) for the nine months ended July 31, 2006.

Other Income and Expenses

None

Subsequent Events

i) On September 8. 2006, the Board of Directors authorized a repurchase of preferred shares from an unaffiliated shareholder. The Company will purchase 1,000,000 shares of convertible preferred stock for the sum of $600,000, payable at $50,000 per month. The convertible preferred shares are convertible into six (6) shares of common stock at the option of the holder of the preferred shares.

Liquidity and Capital Resources

We have historically had more expenses than income in each year of operations. The accumulated deficit from inception to July 31, 2006 is $14,371,851. The Company has been able to maintain a positive cash position solely through financing and borrowing activities.

The primary source of liquidity in the future will be from sales of gold concentrate once the plant goes into production as well as seeking additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect.

The only material commitment for capital expenditure is the balance owing on the plant plus the costs of shipping and erecting the plant totaling approximately $540,000 (see to Note 14(i) on Commitments for more details).

There are no known trends, events, or uncertainties that are reasonably expected to have a material impact on the net sales revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of International Gold Resources, Inc. in Brazil, however, in the Yukon Territories the extreme winters preclude any exploration from Fall through to mid-Spring.

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

Research and Development

Since March 2004, the Company has completed 960 auger holes on the tailings, drilling 50 meters apart, to a depth of 10 meters with samples taken every two meters. Results of the indicated resource were validated by an independent Brazilian third party, (see Recent Developments above).

IGR intends, if and when financing for the Amapa project can be arranged, to continue its exploration efforts. Currently the Company's field geologists are continuing to do sampling, analytical, and metallurgical work.

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of July 31, 2006, we had no full-time employees and six part-time consultants. Our employees would not be covered by labor union contracts or collective bargaining agreements.

MINERAL PROPERTIES

Background

International Gold Resources Inc. has options on certain claim blocks in the Yukon Territory in Canada:

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

Mining and Processing Facilities

The Company has commissioned a recovery plant from Etica Construcoes e Projectos Ltda. to construct such a plant, that will process 100 cubic meters per hour (or 1,600 tons per day) at the Brazilian tailings operation near Lourenco. Subject to financing, we will be in production in 2006 (refer to Note 14(ii) on commitments as to the terms of the payment for such plant). The operation of this plant has been contracted out to a third party with the necessary staff and skills.

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

As the largest country in South America both economically and geographically, Brazil is also the continent's leading producer of base and precious metals, with excellent infrastructure for the mining industry. In 2005 Brazil's GDP grew by 2.3% to US$79bn, ranking the country as an emerging economy and the 10th largest economy in the world. 2005 Mining output, which increased by over 10.2% eclipsed its industrial output, which grew by 3.1%. Brazil is ranked 9th out of 35 countries for political stability and 2nd for taxation (Reference- the Fraser Institute survey -2005/06).

Brazil's long mining history encompasses excellent access to skilled labor, mining infrastructure and equipment. The country is highly prospective for mineral deposits, with most of Brazil dominated by the Precambrian Amazon craton and numerous granite-greenstone belts. The country produces a diverse range of minerals, being the world's largest producer of iron ore.

The privatization of CVRD, the state-owned iron ore producer, in 1997 paved the way for a more open approach to mining investment. The State took on the role of actively encouraging private and foreign companies to explore and develop the huge mineral potential of the country. Dense jungle vegetation has resulted in large parts of the country being relatively under-explored and so providing a great opportunity for junior exploration companies looking for Greenfield sites. The National Department for Mineral Production issued 14,451 exploration licenses last year, an increase of 32% on the previous year.

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

Indicated Resources

The Company received a favorable geological report conducted by an independent Brazilian geologist. The report has been translated into English and the findings are summarized as follows:

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

  Derivative Instruments

At July 31, 2006, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company]s results of operations or financial position.

As at July 31, 2006, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in the net loss as no options had been granted.

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

Market

The Company plans to ship its gold concentrates to a refinery in Switzerland, but has not concluded a refining contract with any third parties. As the Company will be a small producer it will have no control of the market and will be dependent on entering into sales contracts. The profitability of our operations could be adversely affected if it does not achieve the selling prices or sales volumes currently targeted for its products. The markets are affected by numerous factors beyond the Company's control; for example, it is possible that new sources of supply from other domestic plants or imports could create an imbalance in the markets, depressing prices, and causing a decrease in demand for the Company's products. Any such factors could adversely impact the Company's ability to sell its gold, the prices it receives for its products, and its profitability.

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

Laws and regulations involving the protection and remediation of the environment are constantly changing and generally are becoming more restrictive. The Company expects to make in the future, significant expenditures to comply with such laws and regulations. Although the Company has obtained the permits required to commence operations, there can be no assurance that in the future the Company's operations will not be subject to more stringent regulations or to unfavorable interpretations of present regulations. It is possible that costs and delays in complying with such regulations could adversely affect the Company's mining plan or any potential expansion of that plan. This risk is mitigated at IGR in that no water or chemicals will be released into the environment during the mining and recovery process.

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

Financing Risk

Our Company began active operations in 2005 and we have not yet delivered any of our products nor generated any revenue. The Company has already expended substantial amounts of money on research and development of its products; acquisition of facilities and equipment; legal fees; startup costs; and other general operating expenses. We expect to incur significant additional development, deployment, sales and marketing expenses in connection with our business. Additionally, the Company no longer has a substantial debt load to service. As a result, we expect to continue to incur operating losses for the foreseeable future, and we may never achieve or sustain profitability. It is likely that the business will fail unless substantial revenue sources are developed or additional equity or debt financing is obtained. Furthermore, if revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted in response to slower revenue growth, our business will be materially adversely affected.

To satisfy capital requirements the Company has relied on the issuance of equity securities, and loans from shareholders. We believe that the $5.0 million of new financing it seeks would provide capital in an amount sufficient for it to bring its Amapa tailings project into production and to achieve positive cash flow; however, there can be no assurance that the Company will succeed in arranging the required financing.

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

PART II - OTHER INFORMATION

Item 6.      Exhibits

The following exhibits are provided with this Quarterly Report:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Gold Resources, Inc.

Dated: September 14, 2006	By:
J. Roland Vetter, President & CFO