Form 10KSB/A
period 2005-10-31
International Gold Resources, Inc.
filed 2007-02-20
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB/A

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

Common Stock, ($.0001 par value)
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for issuer’s most recent fiscal year:  Nil

Aggregate market value of stock held by non-affiliates as of January 26, 2006: $ 200,943,616

Number of shares of the issuer’s common stock  $0.0001 par value outstanding as of February 3, 2006: 38,643,003   (at October 31, 2005: 38,579,003).

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

Item 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

Item 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13

EXHIBITS

Item 14

CONTROLS AND PROCEDURES

PART I

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this annual report may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “plan,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This annual report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things: (a) no sales to date and profitability; (b) our growth strategies; (c) anticipated trends in our industry; (d) our future financing plans; (e) our anticipated needs for working capital; (f) changes in environmental laws; (g) problems regarding availability of labor, materials, and equipment once production commences; (h) failure of the flotation plant to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output, if and when production commences;  (i) our lack of necessary financial resources to complete development of the mineral properties, successfully explore, mine, and fund our other capital commitments; (j) our ability to seek out and acquire other high quality gold properties; (k) the volatility of gold and other metal prices and the impact of any hedging activities, including margin limits and calls (l) between actual and estimated reserves, and between actual and estimated metallurgical recoveries, mining operational risk; (m) discrepancies between actual and estimated production; (n) speculative nature of gold exploration, dilution, and competition;  (o) loss of key employees; and (p) defective title to mineral claims or property.  These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this annual report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.  In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

EXPLANATORY NOTE

International Gold Resources, Inc. (referred to in this discussion as “we”, “us”, or “our”) is amending is Annual Report on Form 10-KSB for the year ended October 31, 2005 (the “Original Report”) for the purpose of correcting certain errors in the financial statements.

This Annual Report on Form 10-KSB/A for the year ended October 31, 2005 amends and restates the financial statements and related financial information for all periods presented herein.  In September 2006, the Securities and Exchange Commission (“SEC”) advised the Company that the convertible debentures do not meet the criteria in any one of the paragraphs 12 to 32 of EITF 00-19 and therefore was required to be bifurcated.   The Company’s management agreed with this assessment.  Pursuant to EITF 00-19, this provision resulted in a bifurcation of the conversion feature from the debt and accounting for these instruments as a derivative contract liability with changes in fair value recorded in the statement of operations. Accordingly, the Company was required to restate the October 31, 2005 audited statements along with the subsequent quarterly reports filed for the periods ended January 31, 2006, April 30, 2006, and July 31, 2006.

This Annual Report on Form 10-KSB/A includes all of the information contained in the Original Report and we have made no attempt in the Form 10-KSB/A to modify or update the disclosures presented in the Original Report, except as identified above.

The disclosures in the Form 10-KSB/A continue to speak as of the date of the Original Report and do not reflect events occurring after the filing of the Original Report; accordingly, this Form 10-KSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.  The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Report when made included any untrue statements of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

The Company announced on August 19, 2005, that it had completed a merger with International Gold Resources Inc., a private Nevada corporation. After the merger, we became a mining exploration company through International Gold Resources, Inc. and its affiliates.  Montpellier Group was the surviving company. International Gold Resources, Inc. (or “IGR”) is the name of the merged company.

The vision of the Company is to secure, explore, and develop properties in Amapá State, Brazil. The Brazilian mineral properties, to be acquired by International Gold Resources Inc., will comprise of approximately 210,000 hectares (520,000 acres) within the Brazilian Amapá belt, part of the Precambrian Guyana Shield.

Prior to the merger on August 19, 2005, International Gold Resources, Inc. (the private Nevada corporation) had spent $2,252,605 on its Brazilian and Yukon Territory properties which included a deposit to commission a gravity production plant that will process 1,600 tons per day. It is expected that the Company will be in production during 2006.

The Company had spent $2,252,605 at the period ended July 31, 2005 ($630,163 – October 31, 2004) on the mineral properties as follows:

	Amapa, Brazil	Mahtin, Cathy and Kirkman Claims, Yukon Territory	Bonanza, Yukon Terriroty	Total
Acquisition costs	$ -	$ 50,150	$ 30,100	$ 80,250
Development costs	426,750	90,582	32,581	549,913

Balance, October 31, 2004	426,750	140,732	62,681	630,163
Acquisition costs	-	50,000	25,000	75,000
Development costs	1,418,679	64,382	64,381	1,547,442

Balance, July 31, 2005	$ 1,845,429	$ 255,114	$ 152,062	$ 2,252,605

The Company, through its affiliates, has received a title opinion.  The titles were registered in the Brazilian Mining Journal of Records on March 3, 2005. Permits for the properties at both the Brazilian federal and state levels were received by the Company’s affiliates.

Since March 2004 the Company has completed 960 auger holes on the tailings, drilling 50 meters apart, to a depth of 10 meters with samples taken every two meters. Results of an indicated resource were validated by an independent third party.

Recent Developments

IGR received a favorable geological report conducted by an independent Brazilian geologist, Mr. José Guimarães Cavalcante.  The report has been translated into English and the findings are summarized as follows:

Based on the work done by Mr. Cavalcante at the tailings properties situated near Lourenço in Amapa State, there is an estimated gold resource contained in the five tailings areas equivalent to 20,727,261 cubic meters, with an average density of approximately 1.7 ton/m³, which equates to 35,236,343.7 tons. With the gold content varying between 0.8 to 1.1 grams per ton, total resource is estimated at 28,921,408.8 grams of gold, or 930,000 ounces. The report goes on to recommend that IGR install a gravity flow plant to re-win the gold in these tailings.

The Company has commissioned a recovery plant, which upon completion will be shipped to Lourenço, where we plan to begin its gold recovery production during 2006.

Since the merger on August 19, 2005, we have changed from a development stage to an exploration stage company. We have commenced exploration, but this has been limited. We have not generated revenue to date.

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

Competition

Many companies are engaged in the exploration and development of mineral properties.  The Company is at a disadvantage with respect to those competitors whose financial and technical resources exceed IGR’s.

Our main competitors include GoldCorp with its Amapari property, and Eldorado Gold with its Vila Nova property who are also active in Amapa State.

Research and Development

Since March 2004 the Company has completed 960 auger holes on the tailings, drilling 50 meters apart, to a depth of 10 meters with samples taken every two meters. Results of the indicated resource were validated by an independent third party, Mr. José Guimarães Cavalcante (refer recent developments above).

IGR intends, if and when financing for the Amapa project can be arranged, to continue its research and development efforts.  Currently the Company’s field geologists are continuing to do sampling, analytical, and metallurgical work.

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

Item 2. PROPERTIES

Background

International Gold Resources Inc. have options on certain claim blocks in the Yukon Territory in Canada:

•

The Cathy Claim Block with 150 claims on 7,000 acres

•

The Kirkman Claim Block with 40 claims on 1,900 acres

•

The Mahtin Claim Block with 112 claims on 6,000 acres

•

The Bonanza Claim Block with 90 claims on 4,260 acres

On September 30, 2004 and October 30, 2004, the Company entered into an agreement to acquire 49% and 51% respectively, for a total of a 100% interest in sixteen mineral claims located in Amapa State, Brazil and had committed itself to the issue of 2,000,000 convertible preference shares which pay no dividends and are convertible into six common shares for each one preference share. Conversion was to occur by providing the Company with written verification of the ownership of the claims by the Company. At both October 31, 2004 and October 31, 2005, the share capital of the Company was not yet altered to include the issuance of these convertible preference shares. Written verification of ownership of these claims has been received and since the date of the agreement nine more mineral claims have been added. The Company plans to issue such convertible preference shares in the near future to give effect to acquiring these twenty-five mineral claims (refer to note 14 on Contingent Events).

Location and Access

The Map below details where the Yukon claims are situated in proximity to Dawson City. They are accessible by road or barge on the rivers:

The Company is in the process of finalizing the acquisition of its Brazilian affiliate (refer to Note 16 on Commitments) by the issue of convertible preference shares which will then formalize the ownership of its Brazilian mineral properties which are comprised of approximately 210,000 hectares (520,000 acres) within the Brazilian Amapá belt, part of the Precambrian Guyana Shield. These mineral claims are situated near the town of Lourenço.

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

Mining and Processing Facilities

The Company has commissioned a recovery plant that will process 100 cubic meters per hour (or 1,600 tons per day) at the Brazilian tailings operation near Lourenço. Subject to financing, we will be in production in 2006. The operation of this plant has been contracted out to a third party with the necessary staff and skills.

Permits

In late 2004, permits were issued at the Brazilian state and federal levels for environmental, remedial, and production purposes.  The Company, through its affiliates, has received a title opinion.  The titles were registered in the Brazilian Mining Journal of Records on March 3, 2005. Permits for the properties at both the Brazilian federal and state levels were received by the Company’s affiliate reflecting their confidence in our mining operations and our commitment to the environment.

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

This area has been commercially mined, on and off, from 1856 through to the late-1900s. Inefficient recovery methods resulted in a significant amount of gold remaining in the tailings. This also means that there is a local infrastructure in place with Lourenço as the nearest town being 5 kilometers east of the properties, with a population of approximately 2,500. Lourenco has a healthcare centre, school, gas station, garages and grocery stores, power, communications and a landing strip for single and twin engine planes.

The Brazilian Amapa belt, which is part of the Precambrian Guyana Shield, continues from neighboring countries French Guiana, Surinam, Guyana, and Venezuela, and hosts producing world-class gold deposits. To date over 50 million ounces of gold have been recovered in the Guyana Shield.

As the largest country in South America both economically and geographically, Brazil is also the continent’s leading producer of base and precious metals, with excellent infrastructure for the mining industry. In 1995, Brazil overhauled its mining laws to attract foreign investment for mine development and exploration. Today, there are approximately 1,700 active mines in Brazil and many are foreign owned and internationally financed.

In addition to its Brazilian properties, International Gold Resources Inc. also has the options to certain claim blocks in the Yukon Territory in Canada:

The Cathy Claim Block with 150 claims on 7,000 acres:

❖

The geology: gabro mafic-ultramafic and sedimentary rocks and the creeks within the claims are gold-bearing

The Kirkman Claim Block with 40 claims on 1,900 acres:

❖

The geology: gabro mafic-ultramafic, sedimentary, and granites and the creeks within the claims are gold-bearing

The Mahtin Claim Block with 112 claims on 6,000 acres:

❖

The geology: part of the Late Cretaceous Sprague Creek stock (Tombstone Suite) and Rabbitkettle formation, have been metamorphosed to cherty calc-silicate hornfels garnet-diopside skarn and the creeks within the claims are gold bearing

The Bonanza Claim Block with 90 claims on 4,260 acres:

❖

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

Resources

The Company received a favorable geological report conducted by an independent Brazilian geologist, Mr. José Guimarães Cavalcante.  The report has been translated into English and the findings are summarized as follows:

Based on the work done by Mr. Cavalcante at the tailings properties situated near Lourenço in Amapa State, there is an estimated gold resource contained in the five tailings areas equivalent to 20,727,261 cubic meters, with an average density of approximately 1.7 ton/m³, which equates to 35,236,343.7 tons. With the gold content varying between 0.8 to 1.1 grams per ton, total resource is estimated at 28,921,408.8 grams of gold, or 930,000 ounces.

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

Development and Completion

The development of mineral deposits involves significant risks that even the best evaluation, experience, and knowledge cannot eliminate.  The economic feasibility of the Company’s mining claims is based upon a number of factors, including reserve estimations, extraction and process recoveries, engineering, capital and operating costs, future production from the Amapa tailings flotation plant, and future prices of gold.

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

Operating

Mining operations generally involve a high degree of risk.  The Company’s operations are subject to all the hazards and risks normally encountered in the development of open pit mining operations.  These risks include unexpected geologic formations and conditions, cave-ins, flooding and other conditions involved in the open pit mining of material, any of which could result in damage to, or destruction of, producing facilities, damage to life or property, environmental damage, and possible legal liability.

The Company’s management will take certain precautions to mitigate these risks, however, in spit of these precautions, circumstances could arise that result in a significant increase in operating costs or cause the Company to incur potential liabilities, which could have a material adverse effect on its financial positions.

Price

Although gold prices are at a high, no assurance can be given as to future prices or demand for the Company’s gold production.  Any decline in prices could have a material adverse effect on the Company’s financial position.

Market

The Company plans to ship its gold concentrates to a refinery in Switzerland, but has not concluded a refining contract with any third parties. As the Company will be a small producer it will have no control of the market and will be dependent on entering into sales contracts.  The profitability of our operations could be adversely affected if it does not achieve the selling prices or sales volumes currently targeted for its products.  The markets are affected by numerous factors beyond the Company’s control; for example, it is possible that new sources of supply from other domestic plants or imports could create an imbalance in the markets, depressing prices, and causing a decrease in demand for the Company’s products.  Any such factors could adversely impact the Company’s ability to sell its products, the prices it receives for its products, and its profitability.

Title

The Brazilian property holdings in and around Lourenço in Amapa State, Brazil, subject to the issuance of the convertible preference shares, are registered in the name of its affiliate Uniworld Mineraçao LTDA and are governed by Brazilian Mining Law.  Although there can be no assurance that titles are not defective, the Company has obtained various reports and opinions with respect to its mining claims and believes its claims are in good standing and held according to industry practice.

Environmental

Mining is subject to potential risks and liabilities associated with pollution of the environment that may result from mineral exploration and production.  Although the Company’s initial mining and processing operation has been approved and permitted by regulatory authorities, the Company could incur unexpected environmental liability resulting from its mining activity at its tailings operations, or even stemming from previous activity conducted by others prior to our ownership.  Insurance against environmental mining risks (including liability for the disposal of waste products) generally is not available at a reasonable price and currently the Company does not have and does not intend to purchase such insurance.  Should the Company be unable to fund a required environmental remedy, the Company might be forced to suspend operations or enter into interim compliance measures pending completion of the remedy.

Laws and regulations involving the protection and remediation of the environment are constantly changing and generally are becoming more restrictive.  The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.  Although the Company has obtained the permits required to commence operations, there can be no assurance that in the future the Company’s operations will not be subject to more stringent regulations or to unfavorable interpretations of present regulations.  It is possible that costs and delays in complying with such regulations could adversely affect the Company’s mining plan or any potential expansion of that plan.  This risk is mitigated at IGR in that no water or chemicals will be released into the environment during the mining and recovery process.

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

There are 500 holders of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

The following table summarizes the high and low closing sales prices per share of IGR’s common stock on the OTC.BB for the periods indicated:

Quarter Ender	OTC.BB (U.S. $)
2005	HIGH	LOW

January 31	$0.01	$0.01
April 30	$0.01	$0.01
July 31	$0.01	$0.01
October 31	$5.25	$0.01

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

Results of Operations

Year Ended October 31, 2005 Compared To Year Ended October 31, 2004

These financial statements include all the accounts of the Company.  The merger has been accounted for under the purchase method.  All inter-company balances and transactions have been eliminated.

The Company became an exploration stage company at the time of the merger on August 19, 2005.  The results in the statement of operations reflect only the exploration expenses from the date of merger to October 31, 2005.  The figures reported at October 31, 2004 are not comparable.

Sales

None

Expenses

From the date of the merger (Note 1) to October 31, 2005, the Company has spent $628,671 on mineral property costs and expensed $2,638,202 (Note 11) on the acquisition of International Gold Resources, Inc. (the private Nevada corporation).  $2,638,202 was the value attributed on the purchase of the private Nevada corporation.  This is summarized as follows:

	Amapa, Brazil	Mahtin, Cathy and Kirkman Claims, Yukon Territory	Bonanza, Yukon Terriroty	Total
Balance, October 31, 2004	$ -	$ -	$ -	$ -
Acquisition costs	156,741	100	100	$156,941
Development costs	378,019	30,373	63,338	471,730

	534,760	30,473	63,438	628,671
Write-down of acquisition costs relating to International Gold Resources, Inc (Note 17)	-	-	-	2,638,202

Balance, October 31, 2005	$ 534,760	$ 30,473	$ 63,438	$ 3,266,873

Consideration for the private corporation was 5,502,700 common shares valued at its last trading price for a total value of $1,100.  The excess of the purchase price over the net book value, totaling $2,638,202 has been attributed to the resource properties which have been expensed, as shown in the table above.

Subsequent to the date of the merger, a further Brazilian mineral property was acquired with  $156,741 paid and expensed to date (refer to Note 16(iv) on Commitments still owing on this property). The Company, through a third party, entered into an agreement with Said & Serafim to acquire this mineral property situated in northern Amapa State, Brazil, for $1.4 million (Brazilian RS3 million at year-end exchange rate). To date payments totaling $200,000 (Brazilian RS435,000) has been made. There are monthly commitments for the 2006 calendar year to pay $7,000 (RS15,000) monthly and $10,000 (RS20,000) for the 2007 calendar year. In addition, in the months of June and November of both 2006 and 2007, payments of $47,000 (RS100,000) each need to be made in order to secure this property.

In addition to what had previously been spent by International Gold Resources, Inc. (the private Nevada corporation) the Company has spent $471,729 on exploration and development costs, with $378,019 having been spent on the Brazilian properties, $30,473 on the Mahtin, Cathy & Kirkman properties in the Yukon Territory, and $63,338 on the Bonanza property in the Yukon Territory.

General and Administrative Expenses

GENERAL AND ADMINISTRATIVE EXPENSES	31-OCT05	31-OCT06
Accounting and auditing	$ 34,831	$ 3,608
Advertising and promotion	3,278	-
Bank charges and interest	278,273	1,991
Consulting (Note 12)	81,451	13,165
Filing and transfer agent fees	2,715	-
Financing fees	685	-
Legal	25,588	-
Office supplies and stationery	28,955	2,133
Investor Relations	23,364	-
Telephone	1,272	-
Travel and accommodations	32,185	-
	$ 512,597	$ 20,897

The Company employed no full time staff but relied on consultants for geological, financial, and other advice having paid $81,451 (2004: nil) for such services during the year. The Company financed its operations by the issue of Convertible Notes Payable and Convertible Debentures (refer to Notes 8 and 9) which resulted in interest expense of $278,273 for the year ended October 31, 2005.

Other Income and Expenses

None

Subsequent Events

In order to continue financing our Brazilian exploration program, the Company issued promissory notes raising an additional $700,000 from October 31, 2005 to January 27, 2006 (refer to Note 15 in the financial statements for more details).

On December 3, 2005, 482,943 common shares of the Company were issued upon the conversion of $434,000 in convertible debt plus accrued interest at the equivalent conversion of $1 per share.

Liquidity and Capital Resources

We have historically had more expenses than income in each year of operations. The accumulated deficit from inception to October 31, 2005 is $7,522,039. The Company has been able to maintain a positive cash position solely through financing activities and borrowing.

The primary source of liquidity in the future will be from sales of gold concentrate once the plant goes into production as well as seeking additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect.

The only material commitment for capital expenditure is the balance owing on the plant plus the costs of shipping and erecting the plant totaling approximately $400,000.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.  Critical accounting policies are defined as policies that management believes are the most important to the portrayal of the Company’s financial condition and results of operations.  These policies may require us to make difficult, subjective, or complex judgments, commonly about the effects of matters that are inherently uncertain.

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

Item 10 Executive Compensation

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are presently 38,641,643 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of October 31, 2005, owns of record, or is known by the Company to own beneficially, more than five percent of the Company's common stock, and the shares held by the officers and directors of the Company:

Name	Shares of Common Stock	Percent of Ownership

Lantz Financial Inc.	4,000,000	10.50%
Pan American Capital Group	6,400,000	16.80%
Directors & Officers of the Group:
Lyle Durham	200,000	0.53%
J. Roland Vetter	nil	0.00%

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

31.1    Certifications

1.1

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

On September 21, 2005, the Company filed a Form 8-K relating to the resignation of Paul Hayward in his position on the Board of Directors and as an officer of the Company.  Mr. Hayward had served as a Director and Secretary since 1994.

On September 21, 2005, the Company filed a Form 8-K relating to the appointment of Lyle Durham as a member of the Board of Directors.

On October 14, 2005, the Company filed a Form 8-K relating to the Company’s independent auditors, Morgan & Co., resigning and the appointment of Staley Okada and Partners as independent auditors for the Company.

On August 19, 2005, the Company filed a Form 8-K relating to the Registrant entering into an Agreement and Plan of Merger (the “Agreement”) with International Gold Resources, Inc., a private Nevada corporation.  Under the terms of the Agreement, the private corporation will merge into the Registrant, and the Registrant shall be the surviving corporation.  Each existing shareholder of the private corporation shall exchange their outstanding shares for an equal number of shares of Montpellier.

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

(b)

Attached are the following Financial Statement Schedules and Auditors Report on Schedules.

None

All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto

(c)

No report was filed on Form 8-K.

(d)

Exhibits

Exhibit 31

Certification of J Roland Vetter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a and 15d-14 of the Exchange Act)

Exhibit 32

Certification of J Roland Vetter pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. sec. 1350)

INTERNATIONAL GOLD RESOURCES, INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

FOR THE YEAR ENDED OCTOBER 31, 2005

(Stated in US Dollars)

------ INDEX ------

Auditor’s Report

Balance Sheet

Statement of Operations

Cash Flow Statement

Statement of Stockholders’ Deficit

Notes to Financial Statements

Suite 400 - 889 West Pender Street Vancouver, BC Canada V6C 3B2 Tel 604 694-6070 Fax 604 585-8377 info@staleyokada.com www.staleyokada.com

Report of Independent Registered Public Accounting Firm

To the Stockholders of International Gold Resources Inc. (formerly Montpellier Group Inc.):

We have audited the accompanying balance sheet of International Gold Resources Inc. (the “Company”) (formerly Montpellier Group Inc.) as at October 31, 2005 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the period ended October 31, 2005.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of October 31, 2004, and for the year then ended were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 28, 2005.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2005, and the results of its operations and its cash flows for the period ended October 31, 2005, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is dependent upon financing to continue operations, had suffered recurring losses from operations and has total liabilities that exceed total assets.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are discussed in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Staley, Okada & Partners”

Vancouver, B.C.	STALEY, OKADA & PARTNERS
January 27, 2006, except as to Notes 2 and 9 (ii) which is as of December 12, 2006	CHARTERED ACCOUNTANTS

INTERNATIONAL GOLD RESOURCES, INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

BALANCE SHEET

AT OCTOBER 31, 2005

(Stated in US Dollars)

		Statement 1
	(Note 2) 31-Oct-05	31-Oct-04
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$106,894	$ 5,542
Prepaid expenses and deposits	24,713	-

	131,607	5,542
PROPERTY AND EQUIPMENT (Note 5)	104,109	-

Total Assets	$235,716	$ 5,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$490,735	$ 4,543
Due to shareholder (Note 6)	52,872	47,507
Due to Uniworld Mineracao Ltda. (Note 7)	44,575	-
Convertible notes payable (Note 8)	1,843,978	-
Convertible debentures payable (Note 9 (i))	868,132	-
Derivative contract liability (Notes 2 and 9 (ii))	3,689,560	-

Total Liabilities	6,989,852	52,050

STOCKHOLDERS’ DEFICIT
Authorized:
80,000,000 common shares, par value $0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share
Issued and outstanding (Note 10)
38,579,003 shares issued and outstanding (32,500,000 31-Oct-04) – Statement 4	771	650
Additional paid in capital – Statement 4	767,132	5,850
Deficit-Accumulated during exploration stage - Statement 4	(7,522,039)	(53,008)

Total Stockholders’ Deficit	(6,754,136)	(46,508)

Total Liabilities and Stockholders’ Deficit	$235,716	5,542

Going concern (Note 3)
Commitments (Note 16)
Subsequent events (Note 17)

Approved by Directors:

/s/ “Roland Vetter”	/s/ “Lyle Durham”
Roland Vetter, Director	Lyle Durham, Director

The accompanying notes are an integral part of these financial statements

INTERNATIONAL GOLD RESOURCES, INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

(Stated in US Dollars)

			Statement 2
	Period from inception of 26-Nov-01 to 31-Oct-05	(Note 2) 31-Oct-05	31-Oct-04

REVENUES
	$ 15,425	$ -	$ 7,617

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	43,939	34,831	3,608
Advertising and promotion	3,313	3,278	-
Bank charges and interest	278,034	278,273	1,991
Consulting (Note 12)	101,816	81,451	13,165
Filing and transfer agent fees	2,715	2,715	-
Financing fees	4,028	685	-
Legal	25,589	25,589	-
Office supplies and stationary	34,333	28,955	2,133
Stock promotion	23,364	23,364	-
Telephone	1,273	1,273	-
Travel and accommodations	62,628	32,185	-

	581,032	512,599	20,897

MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES (Note 11)
Acquisition costs	2,795,143	2,795,143	-
Development costs	471,729	471,729	-

	3,266,872	3,266,872	-

OTHER EXPENSE ITEM			-
Loss on derivative contracts (Note 2 and 9(ii))	3,689,560	3,689,560	-

NET LOSS FOR THE PERIOD	$ (7,522,039)	$ (7,469,031)	$ (13,280)

NET LOSS PER COMMON SHARE		$ (0.22)	$ (0.00)

WEIGHTED AVERAGE NUMBER BASIC AND DILUTED COMMON SHARES OUTSTANDING		33,631,381	6,500,000

The accompanying notes are an integral part of these financial statements

INTERNATIONAL GOLD RESOURCES, INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

CASH FLOW STATEMENT

(Stated in US Dollars)

			Statement 3
	Period from Inception of 26-Nov-01 to 31-Oct-05	(Note 2) 31-Oct-05	31-Oct-04
OPERATING ACTIVITIES
Net loss for the period	$ (7,522,039)	$ (7,469,031)	$ (13,280)
Add/(deduct) non cash items
Accrued interest	243,167	238,165	5,000
Non-cash acquisition costs (Note 1)	2,638,202	2,638,202	-
Loss on derivative contracts (Notes 2 and 9 (ii))	3,689,560	3,689,560	-

	(951,110)	(903,104)	(8,280)
Changes in non-cash working capital items
Prepaid expenses and deposits	(24,713)	(24,713)	-
Accounts payable and accrued liabilities	155,549	151,006	1,559

Cash provided/(used) by operating activities	(820,274)	(776,811)	(6,721)

FINANCING ACTIVITIES
Common stock issued for cash (Note 10)	282,500	276,000	-
Convertible debentures issued (Note 9)	300,000	300,000	-
Convertible notes issued, net of repayments (Note 8)	60,000	60,000	-
Advances from shareholder (Note 6)	42,507	-	-
Advances from Uniworld Mineracao Ltda. (Note 7)	44,575	44,575	-

Cash provided by Financing activities	729,582	680,575	-

INVESTING ACTIVITIES
Cash acquired with purchase of Subsidiary (Note 1)	197,586	197,586	-

Cash provided/(used) by investing activities	197,586	197,586	-

CASH INCREASE/(DECREASE)	106,894	101,352	(6,721)

CASH, BEGINNING OF PERIOD	-	5,542	12,263

CASH, END OF PERIOD	$ 106,894	$ 106,894	$ 5,542

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 7,400	$ 7,400	$ -
Income taxes paid	$ -	$ -	$ -

NON-CASH ACTIVITIES
Shares issued on conversion of debt (Note 10 (iii))	$ 484,303	$ 484,303	$ -
Shares issued for International Gold Resources Inc.(Note 1)	$ 1,100	$ 1,100	$ -

The accompanying notes are an integral part of these financial statements

INTERNATIONAL GOLD RESOURCES, INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Stated in US Dollars)

					Statement 4

	Common	Shares	Additional	(Note 2)	Total
	Number of		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Shares issued for cash	32,500,000	$ 650	$ 5,850	-	$ 6,500

Net loss for the period ended October 31, 2002	-	-	-	(8,890)	(8890)

Balance, October 31, 2002	32,500,000	650	5,850	(8,890)	(2390)

Net loss for the year ended October 31, 2003	-	-	-	(30,838)	(30,838)

Balance October 31, 2003	32,500,000	650	5,850	(39,728)	(33,228)

Net loss for the year ended October 31, 2004	-	-	-	(13,280)	(13,280)

Balance October 31, 2004	32,500,000	650	5,850	(53,008)	(46,508)

Shares issued pursuant to merger with International Gold Resources Inc. (Note 1)	5,502,700	110	990	-	1,100

Shares issued for cash at $3.00 per share	92,000	1	275,999	-	276,000

Shares issued on conversion of debt (Note 10 (iii))	484,303	10	484,293	-	484,303

Net loss for the year ended October 31, 2005	-	-	-	(7,469,031)	(7,469,031)

Balance, October 31, 2005	38,579,003	$ 771	$ 767,132	$ (7,522,039)	$ (6,754,136)

The accompanying notes are an integral part of these financial statements

INTERNATIONAL GOLD RESOURCES, INC.

(Formerly Montpellier Group Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED OCTOBER 31, 2005

(Stated in US Dollars)

1.

ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Montpellier Group Inc. (the “Company”) is a public company trading on the Over-the-Counter Bulletin Board (OTCBB). On August 19, 2005, the Company completed an acquisition and amalgamation with International Gold Resources Inc. (IGR), a private company incorporated on March 16, 2004 under the laws of the State of Nevada.  Subsequent to the amalgamation, the Company changed its name to International Gold Resources, Inc.

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

Consideration for IGR was 5,502,700 shares valued at its last trading price for a total value of $1,100.  The excess of the purchase price over the net book value, totaling $2,638,202 has been attributed to the resource properties held in IGR.  Management believes impairment exists and has accordingly written off the value to acquisition costs.

2.

RESTATEMENT

In September 2006, the Securities and Exchange Commission (“SEC”) advised the Company that the convertible debentures do not meet the criteria in any one of the paragraphs 12 to 32 of EITF 00-19 and therefore is required to be bifurcated.   The Company’s management agrees with this assessment.  Pursuant to EITF 00-19, this provision results in a bifurcation of the conversion feature from the debt and accounting for these instruments as a derivative contract liability with changes in fair value recorded in the statement of operations. Accordingly, the Company is required to restate the October 31, 2005 audited statements along with the subsequent quarterly reports filed for the periods ended January 31, 2006, April 30, 2006, and July 31, 2006.

The effect of the necessary restatement is an increase in liabilities by recording $3,689,560 as a derivative contract liability, and an increase in the net loss for the year by recording $3,689,560 as a loss on derivative contracts.

The following presents the effect on the Company’s previously issued financial statements for the year ended October 31, 2005:

Balance Sheet at October 31, 2005

	Previously Reported	Increase/ (Decrease)	Restated

Derivative contract liability	$ -	$ 3,689,560	$ 3,689,560
Deficit	$ 3,832,479	$ 3,689,560	$ 7,522,039

Statement of Operations for the Year Ended October 31, 2005

	Previously Reported	Increase/ (Decrease)	Restated

Loss on derivative contracts	$ -	$ 3,689,560	$ 3,689,560
Net loss for the year	$ 3,779,471	$ 3,689,560	$ 7,469,031

3.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $7,469,031 ($13,280 – October 31, 2004) for the year ended October 31, 2005, and has negative working capital. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the year ending October 31, 2006.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties, and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.

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

iv)

Loss Per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

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

v)

Provision for Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

viii)

Compensated Absences

The Company has no employees.  At such time as the Company hires personnel, its employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors.  The Company’s policy will be to recognize the cost of compensated absences when actually paid to employees.

ix)

Foreign Currency Translations

The Company’s functional currencies are the U.S. dollar and Brazilian Reis. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

a)    monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and

b)    revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

x)

Fair Value of Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Fair Value of Financial Instruments.”  The carrying amounts of cash and cash equivalents and amount due to related party approximate their fair values because of the short maturity of these items.  Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.

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

xi)

Stock Based Compensation

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

As at October 31, 2005, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in the net loss as no options had been granted.

xii)

Amortization Policy

Property and equipment are recorded at cost.  Amortization is calculated from the date of acquisition using the following methods and rates:

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

Mineral properties (including capitalized development costs), plant, and equipment are amortized on the units-of-production basis based on proven and probable reserves.  Although estimations of proven and probable reserves are developed with the aid and concurrence of independent experts, such estimations are imprecise because they depend upon the judgment of individuals who review the geological and engineering information and upon statistical inferences drawn from only limited drilling and sampling.  Should the Company’s future operations encounter mineralization or geologic conditions different from those predicted, reserves might have to be adjusted and amortization schedules modified.

The Company evaluates its long-term assets for impairment when events or changes in economic circumstances indicate the carrying amount of the assets may not be recoverable. For operating projects, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to determine whether the assets are recoverable and measures any impairment by reference to fair value.  Fair value is estimated using the Company’s expectation of discounted net cash flows.

xiii)

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

xiv)

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue consisted of coaching and consulting services and are recognized only when all of the following criteria have been met:  Persuasive evidence for an agreement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is reasonably assured.

xvi)

Recently Adopted Accounting Standards

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.  SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS 153, “Exchanges of Non-Monetary Assets,” an amendment of APB 29.  This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions.  SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005.  The Company does not expect the provisions of SFAS 153 will have a significant impact on its results of operations.

In November 2004, the FASB issued SFAS No.151, “Inventory Costs, an amendment of ARB No.43, Chapter 4.” This statement is effective for fiscal years beginning after June 15, 2005, therefore it will become effective for the Company beginning October 1, 2006.  This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead.  In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

5.

PROPERTY AND EQUIPMENT

	Cost	Accumulated Amortization	2005 Net Book Value	2004 Net Book Value
Building	$ 22,511	$ 1,313	$ 21,198	$ -
Vehicles	90,962	11,248	79,714	-

Office furniture and equipment	1,400	117	1,283	-
Computer equipment	2,088	174	1,914	-

	$ 116,961	$ 12,852	$ 104,109	$ -

6.

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

7.

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

8.

CONVERTIBLE NOTES PAYABLE

These convertible notes were part of the company acquired during the current year (Note 1).  At October 31, 2005, there are forty-nine convertible notes payable as follows:

DATE ISSUED	DUE DATE	INTEREST RATE BEFORE DEFAULT	INTEREST RATE AFTER DEFAULT	PRINCIPAL AMOUNT 31-OCT-05	PRINCIPAL AMOUNT 31-OCT-04
March 26, 2004	Apr 25, 2004	-	60.0%	$ 40,000	$ -
May 04, 2004	Aug 4, 2004	32.5%	36.0%	40,000	-
June 02, 2004	Aug 02, 2004	120.0%	60.0%	40,000	-
June 23, 2004	September 23, 2004	40.0%	60.0%	5,000	-
June 24, 2004	Aug 24, 2004	120.0%	60.0%	25,000	-
July 13, 2004	November 14, 2004	60.0%	60.0%	20,000	-
July 15, 2004	November 16, 2004	60.0%	60.0%	10,000	-
July 30, 2004	November 30, 2004	60.0%	60.0%	2,600	-
August 10, 2004	December 10, 2004	60.0%	60.0%	10,000	-
August 25, 2004	December 25, 2004	60.0%	60.0%	55,000	-
September 22, 2004	January 22, 2005	30.0%	36.0%	10,000	-
October 1, 2004	February 1, 2005	30.0%	36.0%	20,000	-
October 11, 2004	February 11, 2005	60.0%	36.0%	10,000	-
October 12, 2004	February 12, 2005	30.0%	36.0%	20,000	-
October 26, 2004	April 26, 2005	24.0%	36.0%	50,000	-
October 26, 2004	October26, 2005	24.0%	36.0%	50,000	-
October28, 2004	October 28, 2005	24.0%	36.0%	20,000	-
November 11, 2004	May 11, 2005	24.0%	36.0%	10,000	-
December 2, 2004	December 12, 2004	72.5%	36.0%	5,000	-
December 3, 2004	March 3, 2005	24.0%	36.0%	10,00	-
December 3, 2004	June 3, 2005	25.0%	60.0%	2,400	-
January 14, 2005	December 14, 2005	27.5%	36.0%	5,000	-
January 26, 2005	March 26, 2005	38.15%	36.0%	55,000	-
February 4, 2005	December 4, 2005	30.0%	36.0%	5,000	-
February 9, 2005	February 9, 2006	32.0%	36.0%	5,000	-
February 22, 2005	March 22, 2005	240.0%	20.0%	30,000	-
March 4, 2005	December 5, 2005	30.0%	36.0%	5,000	-
March 23, 2005	April 23, 2005	40.0%	40.0%	30,000	-
March 28, 2005	May 28, 2005	36.0%	36.0%	50,000	-
April 5, 2005	May 5, 2005	48.0%	60.0%	25,000	-
April 25, 2005	April 25, 2006	36.0%	36.0%	5,000	-
April 26, 2005	June 26, 2005	36.0%	48.0%	50,000	-
April 28, 2005	May 12, 2005	80.0%	60.0%	15,000	-
April 28, 2005	May 28, 2005	36.0%	48.0%	50,000	-
April 29, 2005	May 29, 2005	35.0%	60.0%	13,800	-
May 5, 2005	May 19, 2005	96.0%	60.0%	10,000	-
May 11, 2005	June 1, 2005	58.0%	60.0%	15,000	-
May 20, 2005	June 3, 2005	75.0%	60.0%	100,000	-
May 27, 2005	June 6, 2005	120.0%	48.0%	30,000	-
June 2, 2005	February 14, 2006	45.0%	48.0%	5,000	-
June 13, 2005	June 17, 2005	60.0%	48.0%	15,000	-
June 16, 2005	June 17, 2006	36.0%	48.0%	10,000	-
June 28, 2005	December 29, 2005	36.0%	36.0%	30,000	-
June 28, 2005	June 28, 2006	36.0%	36.0%	11,500	-
June 29, 2005	July 30, 2005	60.0%	48.0%	10,000	-
July 13, 2005	January 13, 2006	36.0%	36.0%	20,000	-
July 20, 2005	July 20, 2006	36.0%	36.0%	50,000	-
July 21, 2005	July 21, 2006	36.0%	36.0%	100,000	-
August 1, 2005	August 1, 2006	36.0%	36.0%	100,000
				1,305,300	-
Accrued interest on convertible notes				538,678	-
				$ 1,843,978	$ -

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

CONVERTIBLE DEBENTURES PAYABLE

i)

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

ii)

Because the convertible debentures payable have a feature wherein the common stock underlying the convertible debentures have registration rights, the Company has analyzed the debentures pursuant to EITF 00-19. This provision results in a bifurcation (separation) of the conversion feature from the debt and accounting for these instruments as a derivative contract liability with changes in fair value recorded in the statement of operations.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19,”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, “ EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19”, the original fair value of the embedded beneficial conversion feature of $3,689,560 has been recorded as a derivative contract liability as the debt is considered non-conventional convertible debt.  In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.  The change in the fair value of the derivative contract liability resulted in a loss of $3,689,560 for the year ended October 31, 2005.  The fair value of the derivative contract liability outstanding as at October 31, 2005 is $3,689,560.

10.

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

11.

MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES

From the date of the acquisition and amalgamation to October 31, 2005, the Company has spent $628,670 on mineral property costs and expensed $2,638,202 (Note 1) on the acquisition of IGR.  The $2,638,202 was the value attributed on the acquisition and amalgamation of IGR.  This is summarized as follows:

	Amapa, Brazil (Note 16)	Mahtin, Cathy and Kirkman Claims, Yukon Territory	Bonanza, Yukon Terriroty	Total
Balance, October 31, 2004	$ -	$ -	$ -	$ -
Acquisition costs	156,741	100	100	$156,941
Development costs	378,019	30,373	63,338	471,730

	534,760	30,473	63,438	628,671
Write-down of acquisition costs relating to International Gold Resources, Inc (Note 17)	-	-	-	2,638,202

Balance, October 31, 2005	$534,760	$30,473	$63,438	$3,266,873

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

Date	Cash Payments		Share Issuance		Exploration Expenditures
Mar 15, 2004	$50,000	(a)	100,000	(b)	$300,000	(c)
Aug 15, 2004	50,000		-		100,000
Feb 15, 2005	50,000		100,000		450,000
Aug 15, 2005	50,000		-		-
Feb 15, 2006	60,000		100,000		1,000,000
Aug 15, 2006	70,000		-		-
Feb 15, 2007	90,000		-		1,500,000
Aug 15, 2007			100,000		-
	$420,000		400,000		$3,350,000

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

ii)

Bonanza Claims, Yukon Territory, Canada

On October 4, 2004, the Company entered into an Assignment and Assumption of Option Agreement to earn a 100% interest in the Bonanza claims located in the Dawson Mining District of the Yukon Territory in Canada by issuing 300,000 shares of the Company, making cash payments totalling $200,000, and by spending a minimum of $1,000,000 on the Bonanza claims as follows:

Date	Cash Payments	Share Issuance		Exploration Expenditures
Mar 17, 2004	$15,000	100,000	(a)	$-
Sep 17, 2004	15,000	-		-
Dec 31, 2004	-	-		100,000
Mar 17, 2005	25,000	100,000		-
Sep 17, 2005	25,000	-		-
Dec 31, 2005	-	-		150,000
Mar 17, 2006	30,000	-		-
Sept 17, 2006	30,000	-		-
Dec 17, 2006	-	-		250,000
Mar 17, 2007	30,000	-		-
Sept 17, 2007	30,000	-		-
Dec 31, 2007	-	-		500,000
Mar 17, 2008	-	100,000		-
	$200,000	300,000		$1,000,000

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

12.

RELATED PARTY TRANSACTIONS

During the year ended October 31, 2005, the Company entered into the following transactions with related parties:

•

paid or accrued consulting fees of $37,000 (Nil – October 31, 2004) to a director and companies related to the director.

These transactions have been in the normal course of operations and, in management’s opinion, undertaken with the same terms and conditions as transactions with unrelated parties.

13.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts payable, due to shareholder, due to Uniworld Mineracao Ltda., convertible notes payable, and convertible debentures payable.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

14.

INCOME TAXES

The Company has accumulated net operating losses for income tax purposes of approximately $3,832,000, which may be carried forward up to 2025 and used to reduce taxable income of future years.

Details of future income tax assets at October 31, 2005 are as follows:

Non-capital tax loss at October 31, 2004	$ 53,000
Non-capital tax loss for year ended October 31, 2005	3,779,000
3,832,000
Valuation allowance	(3,832,000)
$ -

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  A full valuation allowance has been provided for the Company’s future income tax assets, as the management of the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future.

15.

SEGMENTED INFORMATION

Details on a geographic basis as at October 31, 2005 are as follows:

	31-Oct-05	31-Oct-04
Total Assets
USA	$106,894	$5,542
Brazil	128,822	-
Total	$235,716	$5,542

Total Plant and Equipment
USA	$-	$-
Brazil	104,109	-
Total	$104,109	$-

Net Loss
USA	$6,920,615	$20,897
Brazil	548,416	-
Total	$7,469,031	$20,897

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

ii)

On April 1, 2004, the Company, through a third party, entered into an agreement with Etica Construcoes e Projectos Ltda. (“Etica”) to construct a gravitation plant in a mine site near the town of Lourenço in Amapa State, Brazil.  Under the terms of the agreement, the Company had to pay 50% of the contracted amount of $540,000 upon signing, 40% upon conclusion (structure) and 10% on final installation and inspection.  The Company has paid the 50% that was due upon signing but due to lack of funds, it was not able to advance the next payment to Etica.  The agreement does not specify an agreed-upon date of completion.  As at October 31, 2005, the title resulting from this agreement remains with the third party.

iii)

On March 8, 2005, the Company, through a third party, entered into an agreement with the Cooperativa de Mineracao dos Garimpeiros do Lourenco (“COOGAL”) to acquire the rights to two mineral properties near the town of Lourenço in Amapa State, Brazil, containing five tailings sites. The Company must pay COOGAL a 20% royalty on gross production and to encourage the commencement of the re-winning of the gold from the tailings, there was a pre-production bonus payable of $1 million. This bonus is to be offset against future royalty payments.  As at October 31, 2005, the title resulting from this agreement remains with the third party.

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

17.

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

“Staley, Okada & Partners”

Vancouver, B.C.	STALEY, OKADA & PARTNERS
January 27, 2006, except as to Notes 2 and 9 (ii) which is as of December 12, 2006	CHARTERED ACCOUNTANTS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2007

/s/ “Roland Vetter”

Roland Vetter

President, CFO & CEO