Form 10KSB
period 2006-10-31
International Gold Resources, Inc.
filed 2007-02-20
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2006
Commission File No. 0-50103

INTERNATIONAL GOLD RESOURCES, INC.

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

Aggregate market value of stock held by non-affiliates as of February 5, 2007: $65,158,025

Number of shares of the issuer’s common stock  $0.00002 par value outstanding as of February 5, 2007: 101,809,414   (at October 31, 2006:  101,809,414 ).

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format:  Yes__   No_X_ The aggregate market value of the voting stock held by non-affiliates of the Registrant on October 31, 2006, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $110,972,261.

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

Item 1.  BUSINESS

International Gold Resources, Inc. (formerly Montpellier Group, Inc.) was incorporated in the State of Delaware in November 2001.

Montpellier Group, Inc. started as a coaching and consulting company to provide professional coaching services to individuals, business organizations, and other groups.  The Company began actual coaching in June 2002; however, this never met the original expectations, so the Company decided to look for other business opportunities.

The Company announced on August 19, 2005, that it had completed an acquisition and amalgamation with International Gold Resources Inc., a private Nevada corporation. After the amalgamation, we became a mining exploration company through International Gold Resources, Inc. and its affiliates.  Montpellier Group Inc. was the surviving company and changed its name to International Gold Resources, Inc. (or “IGR”), the name of the amalgamated company.

Since the amalgamation on August 19, 2005, we have changed from a development stage to an exploration stage company. We have commenced exploration, but this has been limited. We have not generated revenue to date.

The vision of the Company is to secure, explore, and develop properties in Amapá State, Brazil. The Brazilian mineral properties, acquired by International Gold Resources Inc., within the Brazilian Amapá belt, part of the Precambrian Guyana Shield, as well as in Bahia and Amazonas States.

Since March 2004, work by the Company concentrated on identifying recoverable gold resources in the tailings from these earlier operations and included the digging of 300 pits and sampling of the contained material in five separate basins. In January 2006, IGR received a favorable geological report conducted by an independent Brazilian geologist. All this work identified in tailings and saprolites a total inferred resource, (not 43.101 compliant,) of approximately 800,000 ounces of gold with a gold content of 0.8 to 1.1 grams per ton. The report went on to recommend that the Company install a gravity flow plant to re-win the gold in these tailings.

Prior to the amalgamation on August 19, 2005, International Gold Resources Inc. (the private Nevada Corporation) had spent $2,252,605 on its Brazilian and Yukon Territory properties which included a deposit to commission a gravity production plant that will process 1,600 tons per day. It is expected that the Company will be in production during 2007.

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

During the year ended October 31, 2006 IGR added the following mineral properties to its portfolio in Brazil:

•

Amapa. A 135,000 acres (55,000 hectares) property with the potential for gold, copper, zinc, nickel and manganese. Per a report received in May 2006, the Company’s consulting geologist recommends the exploration program commence immediately with a view to establishing drill targets. Numerous senior international mining companies are active in this area. See details below under Item 2 Properties.

•

Bahia. A 50,000 acres (20,000 hectares) property with potential for gold, copper and iron in a favorable geological environment in the claim area which encompasses a structure that runs for 19 kilometers.  See details below under Item 2 Properties.

•

Amazonas. A 100,000acres (40,000 hectares) property, with multiple parallel structures with visual gold signs along the structure. See details below under Item 2 Properties.

In late February 2006 the Company decided that it was in the shareholders’ best interest to forward-split the Company’s common stock.  This forward split was effective on March 1, 2006, for shareholders of record on that date.

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

On March 22, 2006 the Company entered into a contract to acquire the entire share capital of Amapa Gold Ltda (Amapa Gold), which owns the mineral rights of the Porto Grande property. The Porto Grande property in Amapa State comprises of a 55,000 hectares (135,000 acres) property with the potential for gold, copper, zinc, nickel and manganese.  This property is situated within the Vila Nova- Serra do Navio greenstones of Paleo-Proterozoic age in the southeast part of the Guiana Shield. This assemblage of the sedimentary, exhalative, and intrusive rock, is common with similar belts elsewhere in the Guiana Shield of Brazil, the Guianas, and Venezuela. These local greenstones historically have contained significant gold mineralization in the Serra do Navio area.  Other mines in this area include GoldCorp’s Amapari Mine, with production plus reserves of 1.6 million ounces, and the Santa Maria Mine currently being explored by Eldorado Gold. A world-class manganese deposit and significant chromite deposits also occur within the belt. The claim block is bisected by a road, and by the still-operative railroad, which served the former manganese mine.

International Gold Resources closed its first round of private placements on March 31, 2006 after having raised $2,357,800 through the sale of 1,571,864 common shares (post share split). On May 10, 2006, the Company announced a private placement to raise $5,005,000 by offering 2,860,000 common shares at $1.75 per share. Unfortunately, the Company’s share price weakened and we were not able to conclude that round of financing.

In May 2006 the Company received an independent report, which it filed as an 8K on the Mahtin Property, Yukon, Canada. The Mahtin Property is in the McQuesten mineral belt between Dawson City and Mayo. Brewery Creek is on the western end of the belt with 0.85 million oz of gold, and Dublin Gulch and at the eastern end with 4.1million oz of gold, both are located in the same belt as the Mahtin property. Exploration work carried out to date on the Mahtin Property consisted of geological, geochemical and geophysical surveys for the gold potential within the claim block. The Mahtin Claim Block comprises of 112 claims on 6,000 acres.

R. A. Doherty, P. Geo., visited the property in 2003 while soil sampling and geophysical surveys were being completed; Chris Ash, P. Geo visited the property in 2004 and 2005 while a soil sampling and trenching program was being completed. Both authors are qualified persons for securities reporting purposes.  The independent report states that the Mahtin property is an excellent exploration target for gold mineralization. The property has significant and widespread gold, arsenic, bismuth, with secondary copper, tungsten, silver, soil and rock geochemical anomalies.

R. A. Doherty, is overseeing the work being done on the claim block. He retained Geotech Ltd. (Geotech) to use their proprietary, large dipole-moment, VTEM (Versatile Time-Domain Electro Magnetics) system, which can scan, analyze and map base metals, uranium and diamonds to the depth of 1,625 feet (500 meters)), as this was the most cost-efficient way for IGR to optimize its exploration program in preparation for its core drilling program.

The Geotech helicopter flew 142 miles (229 kilometres) on 300 feet (100 meter) spaced lines that covered the entire Mahtin claim block. The VTEM survey will enable IGR to get an extensive overview of the whole property. IGR expects that the pyrrhotite-pyrite skarn zones at the contact with Rabbitkettle calcareous sediments which should produce a positive magnetic signature to aid in spotting drill holes and in so doing the Company will be able to optimally position the core drilling program of approximately 3,000 feet (1,000 meters). This program was planned for summer, 2006 but as a result of a shortage of drill rigs and manpower the Company was unable carry out this program. The Company plans to conduct this core drilling program in summer 2007, subject to financing.

On June 6, 2006, the Company entered into an agreement with a third party as the Company’s placement agent for the purpose of finding investors for potential debt or equity transactions with the Company.  The agreement is for a twelve month term ending May 31, 2007 and may be extended by mutual agreement.  Upon the closing of a transaction as defined in the agreement, a cash fee equal to 10% of the aggregate value to be received by the Company for the transaction is to be paid.

By July 31, 2006 the existing creditors, which include note holders, convertible note holders and holders of convertible debentures chose to convert their debt instruments into common stock as a result of the positive developments within the Company. This allowed the Company to retain existing cash to assist in its ongoing exploration programs, instead of applying the cash to retire outstanding debt.

The Company entered into a letter of intent on August 22, 2006 to acquire 50,000 shares in Mineracao Cachoeira LTD, for the cession of certain mineral rights, being the Cachoeira tailings property, in the Lourenço area. Payment is to be in the form of a royalty capped at RS2 million ($935,000) payable at 15% of total royalty per annum. The first six month royalty was to be capped at RS10,000 (approximately $4,700) per month with the last payment being in February 2007.

When the Company acquired 100% ownership of Amapa Gold Ltda, the Company appointed the Company’s Brazilan lawyer as the administrator/public officer which position needs to be held by a Brazilian resident under Brazilian law.  This lawyer had come highly recommended and his legal services had been of the highest order.  It came to management’s attention in September 2006 that this gentleman had total disregard for the Company’s internal controls for making payments and conducting business on the Company’s behalf. The Company has had him removed from office and has launched numerous court actions against him in order to recover all the necessary documentation in his possession along with recovering the amount he spent on unauthorized disbursements.  This matter is still not resolved.  The total amount which the Company has launched a claim against him is for RS89,040 ($57,315); however, in order to be conservative, the Company has expensed the amount as professional fees since the recovery of these funds will be very difficult.

On September 25, 2006, the Company entered into an agreement for the cession of certain mineral rights, being the Cacipore tailings property. Payment is to be in the form of a royalty, capped at RS2 million ($935,000) payable at 15% of total royalty per annum. The first six month royalty was to be capped at RS10,000 (approximately $4,700) per month with the last payment being in February 2007.

Recent Developments

On November 2, 2006, the Company announced that it has signed a Letter of Intent ("LOI") with James L. Sullivan, the James L Sullivan Trust, Delta Exploration Group LLC, and Delta Exploration Holdings LLC to acquire the I-10 and Dragoon copper project located in Cochise County, Arizona, USA. The LOI gives IGR the right to purchase 100% ownership of both Delta companies and the mineral rights and other interests that constitute the project, all of which are owned 100% by James L. Sullivan. The transaction is subject to the completion of the necessary due diligence exercise and a Sale and Purchase Agreement, the basic terms of which have already been agreed, as well as payment of the purchase price and transfer of ownership.

On November 9, 2006, the Company issued a convertible debenture in the amount of $20,000 with interest at 24% per annum, with all outstanding principal and interest due on November 9, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at a 30% discount to the last 30 day trading average price of the common shares.  In addition, the holder received 20,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before November 9, 2007. This debt does not meet the definition of conventional debt; accordingly, the Company is analyzing this convertible debenture payable pursuant to EITF 00-19. This provision results in a bifurcation (separation) of the conversion feature from the debt and the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.

On November 13, 2006, the Company issued a convertible debenture in the amount of $100,000 with interest at 24% per annum, with all outstanding principal and interest due on November 12, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 100,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before November 12, 2007. This debt does not meet the definition of conventional debt; accordingly, the Company is analyzing this convertible debenture payable pursuant to EITF 00-19. This provision results in a bifurcation (separation) of the conversion feature from the debt and the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.

On November 19, 2006, the Company issued a convertible debenture in the amount of $20,000 with interest at 24% per annum, with all outstanding principal and interest due on November 18, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 20,000 warrants to purchase common shares of the Company at  $0.50 per share exercisable on or before November 18, 2007. This debt does not meet the definition of conventional debt; accordingly, the Company is analyzing this convertible debenture payable pursuant to EITF 00-19. This provision results in a bifurcation (separation) of the conversion feature from the debt and the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.

On November 21, 2006, the Company issued a convertible debenture in the amount of $140,000 with interest at 24% per annum, with all outstanding principal and interest due on November 22, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 140,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before November 22, 2007. This debt does not meet the definition of conventional debt; accordingly, the Company is analyzing this convertible debenture payable pursuant to EITF 00-19. This provision results in a bifurcation (separation) of the conversion feature from the debt and the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.

On November 21, 2006, Dr. Alan do Socorro Sousa Cavalcante, the Company’s former Brazilian lawyer who had been appointed the Company’s administrator/public officer (see Note 15(vi)), launched an action to counter-sue the Company for RS40,000 ($18,800) for fees not paid to him for his legal services.

On December 14, 2006, the Company issued a convertible debenture in the amount of $50,000 with interest at 24% per annum, with all outstanding principal and interest due on December 13, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at a 30% discount to the last 30 day trading average price of the common shares.  In addition, the holder received 50,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before December 13, 2007. This debt does not meet the definition of conventional debt; accordingly, the Company is analyzing this convertible debenture payable pursuant to EITF 00-19. This provision results in a bifurcation (separation) of the conversion feature from the debt and the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.

On December 15, 2006, the Company issued a convertible debenture in the amount of $20,000 with interest at 24% per annum, with all outstanding principal and interest due on December 14, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 20,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before December 14, 2007. This debt does not meet the definition of conventional debt; accordingly, the Company is analyzing this convertible debenture payable pursuant to EITF 00-19. This provision results in a bifurcation (separation) of the conversion feature from the debt and the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.

On December 17, 2006, the Company announced that it completed a financing to borrow $1,150,000 in order to commence production. The loan is for 18 months due on June 16, 2008 with interest at 2% per month compounded monthly during the term of the loan.  On or after March 1, 2007, the Company may pay the greater of: (i) interest at the applicable rate, or (ii) an amount equal to 20% of the gross revenue from production at the Company’s plant in Brazil during the applicable preceding month.  The lenders also received 1,150,000 warrants entitling the holders to purchase one common share of the Company at $1.00 on or before December 10, 2008, and 1,150,000 warrants entitling the holders to purchase one common share of the Company at  $0.50 on or before December 10, 2008.

In December, 2006 the Company allowed certain of its mineral rights in the Lourenço area that were in excess of its needs to lapse, as these properties had been explored by its field teams and their commercial merit was questionable. This decision allows the Company to save on unnecessary payments of property taxes.

On February 1, 2007, the Company announced that it was not proceeding with the acquisition of the I-10 and Dragoon copper project announced on November 2, 2006.

The results of operations for the year ended October 31, 2006 reflect under-capitalization of the Company as its Lourenço properties tailings project requires additional funding to be able to bring the gravity flotation plant into production and to achieve sustained profitable operations.  Results of operations similar to those incurred to date can be expected to continue in the foreseeable future, and are not expected to change significantly until such time as additional capital and/or debt resources are secured and the Company is able to restructure its debt and lease commitments.  The Company anticipates a need for at least $3,500,000 in order to satisfy past commitments, commence the tailings operations, and initiate an exploration program as discussed in detail under the Liquidity and Capital Resources section of this report.  If it fails to procure this funding, the Company may be required to eliminate substantially all business activities and to seek protection under the U.S. bankruptcy laws.

Products

The Company has generated no revenue from operations to date.   At present IGR is a mining exploration company with properties in Amapa, Amazonas and Bahia State, Brazil and options on certain mineral properties in the Yukon Territories in Canada. The Company is not yet in production for re-winning gold from the tailings on its Amapa properties.

Marketing

No marketing has been undertaken as the Company has generated no revenue from operations to date.

Customers

The Company has no customers as the Company has generated no revenue from operations to date. However, once the plants go into production the resultant concentrates will be shipped to a refinery in Sao Paulo, Brazil and the refinery will purchase the gold it will extract from the concentrates.

Competition

Many companies are engaged in the exploration and development of mineral properties.  The Company is at a disadvantage with respect to those competitors whose financial and technical resources exceed IGR’s.

Our main competitors include GoldCorp with its Amapari property, and Eldorado Gold with its Vila Nova property who are also active in Amapa State.

Research and Development

Since March 2004, the Company has completed 960 auger holes on the tailings, drilling 50 meters apart, to a depth of 10 meters with samples taken every two meters. Results of the indicated resource were validated by an independent third party, Mr. José Guimarães Cavalcante (refer above).

IGR intends, if and when financing for the Amapa project can be arranged, to continue its exploration efforts.  Currently the Company’s field geologists are continuing to do sampling, analytical, and metallurgical work.

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of October 31, 2006, we had no full-time employees and six part-time consultants.  Our employees would not be covered by labor union contracts or collective bargaining agreements.

Item 2. PROPERTIES

Background

International Gold Resources controls substantial landholdings within the Brazilian Amapa Gold belt, part of the pre-Cambrian Guyana Shield, which is home to major gold producing operations such as Cambior’s Omai Mine (3.7 million ounces produced) in Guyana and the Gros Rosebel Mine (73 million tones of 1.4 gpt gold for 3.2 million ounces contained) in Suriname.  The area has historical production of gold dating back over 100 years, The license areas controlled by IGR contain both gold in quartz veins and saprolites and also tailings from earlier mining operations.

The Company entered into a letter of intent on August 22, 2006: to acquire 50,000 shares in Mineracao Cachoeira LTD, for the cession of certain mineral rights, being the Cachoeira tailings property in the Lourenço area.

In December, 2006, the Company allowed certain of its mineral rights in the Lourenço area that were in excess of its current needs of 62,500 acres (25,000 hectares) to lapse, as these properties had been explored by its field teams and their commercial merit was questionable. This allows the Company to save on unnecessary payments of property taxes.

During the year ended October 31, 2006 International Gold Resources added the following mineral areas to its portfolio in:

•

Amapa. A 135,000 acre (55,000 hectares) property with the potential for gold, copper, zinc, nickel and manganese. In March, 2006 the Company entered into a contract to acquire the entire share capital of Amapa Gold Ltda (Amapa Gold), which company owns the mineral rights of the Porto Grande property.  This property is situated within the Vila Nova-Serra do Navio greenstones of Paleo-Proterozoic age in the southeast part of the Guiana Shield. This assemblage of the sedimentary, exhalative, and intrusive rock is common with similar belts elsewhere in the Guiana Shield of Brazil, the Guianas, and Venezuela. These local greenstones historically have contained significant gold mineralization in the Serra do Navio area.  Other mines in the area include GoldCorp’s Amapari Mine, with production plus reserves of 1.6 million ounces, and the Santa Maria Mine currently being explored by Eldorado Gold. A world-class manganese deposit and significant chromite deposits also occur within the belt. The claim block is bisected by a road, and by the still-operative railroad, which served the former manganese mine.

Per a report received in May 2006, the Company’s consulting geologist recommends the exploration program commences immediately with a view to establishing drill targets. Numerous senior international mining companies are active in this area.

•

Bahia. A 50,000 acre (20,000 hectares) property with potential for gold, copper and iron in a favorable geological environment in the claim area which encompasses a structure that runs for 19 kilometers.  The claims for the Bahia property were staked by our Brazilian subsidiaries. Subject to financing, an active exploration program is planned for 2007 with a view to establishing drill targets.

•

Amazonas. A 100,000 acres (40,000 hectares) property with multiple parallel structures with visual gold signs along the structure for approximately 1.5 kilometers. The claims for the Amazonas property were staked by our Brazilian subsidiaries. The Company plans an active exploration program, subject to financing, with a view to establishing drill targets.

International Gold Resources, Inc. has options on certain claim blocks in the Yukon Territory in Canada:

The Bonanza Claim Block with 90 claims on 4,260 acres:

❖

The geology: one of the original discovery creeks of the 1896 Klondike Gold Rush with Klondike schist and felsic intrusives

The Crown Jewel Claim Block with 306 claims on 15,300 acres

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

The Kirkman Claim Block with 40 claims on 1,900 acres:

❖

The geology: gabro mafic-ultramafic, sedimentary, and granites and the creeks within the claims are gold-bearing

The Mahtin Claim Block with 112 claims on 6,000 acres:

❖

The geology: part of the Late Cretaceous Sprague Creek stock (Tombstone Suite) and Rabbitkettle formation, have been metamorphosed to cherty calc-silicate hornfels garnet-diopside skarn and the creeks within the claims are gold bearing

In May 2006 the Company received an independent report, which it filed as an 8K on the Mahtin Property, Yukon, Canada. The Mahtin Property is in the McQuesten mineral belt between Dawson City and Mayo. Brewery Creek is on the western end of the belt with 0.85 million ounces of gold, and Dublin Gulch and at the eastern end with 4.1million ounces of gold; both are located in the same belt as the Mahtin property. Exploration work carried out to date on the Mahtin Property consisted of geological, geochemical and geophysical surveys for the gold potential within the claim block. The Mahtin Claim Block comprises of 112 claims on 6,000 acres.

R. A. Doherty, P. Geo., visited the property in 2003 while soil sampling and geophysical surveys were being completed; Chris Ash, P. Geo visited the property in 2004 and 2005 while a soil sampling and trenching program was being completed. Both authors are qualified persons for securities reporting purposes.  The independent report states that the Mahtin property is an excellent exploration target for gold mineralization. The property has significant and widespread gold, arsenic, bismuth, with secondary copper, tungsten, silver, soil and rock geochemical anomalies.

R. A. Doherty, is overseeing the work being done on the claim block. He retained Geotech Ltd. (Geotech) to use their proprietary, large dipole-moment, VTEM (Versatile Time-Domain Electro Magnetics) system, which can scan, analyze and map base metals, uranium and diamonds to the depth of 1,625 feet (500 meters), as this was the most cost-efficient way for IGR to optimize its exploration program in preparation for its core drilling program.

The Geotech helicopter flew 142 miles (229 kilometres) on 300 feet (100 meter) spaced lines that covered the entire Mahtin claim block. The VTEM survey will enable IGR to get an extensive overview of the whole property. IGR expects that the pyrrhotite-pyrite skarn zones at the contact with Rabbitkettle calcareous sediments which should produce a positive magnetic signature to aid in spotting drill holes and in so doing the Company will be optimally position the core drilling program of approximately 3,000 feet (1,000 meters). This program was planned for summer, 2006 but as a result of a shortage of drill rigs and manpower the Company was unable carry out this program. The Company plans to conduct this core drilling program in summer 2007, subject to financing.

Subject to financing International Gold Resources plans an active exploration program in 2007 with a view to establishing drill targets on all the above properties.

Location and Access

The Maps below detail where the Yukon claims are situated in proximity to Dawson City which are accessible by road or barge on the rivers; and the Brazilian claims in Amapa, Brazil:

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

Mining and Processing Facilities

The Company has paid for two portable treatment recovery plants which have been built by Hidromaquinas & Polias in Brazil and will be delivered in early 2007. These plants still need to be delivered to site and installed.  The total cost of the production program in Brazil will be $2.2 million including the purchase of the mill, earth moving equipment, transport to site and installation and commissioning within the first half of 2007.  The first mill is expected to be operational by the first quarter 2007. The two portable treatment recovery plants will allow the Company to bulk sampling production of the identified mineral resource.

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

This area has been commercially mined, on and off, from 1856 through to the late-1900s. Inefficient recovery methods resulted in a significant amount of gold remaining in the tailings. This also means that there is a local infrastructure in place with Lourenço as the nearest town being 5 kilometers east of the properties, with a population of approximately 2,500. Lourenço has a healthcare centre, school, gas station, garages and grocery stores, power, communications and a landing strip for single and twin engine planes.

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

•

In 2005 Brazil’s GDP grew by 2.3% to US$79bn, ranking the country as an emerging economy and the 10th largest economy in the world.

•

Mining output, which increased by over 10.2% eclipsed its industrial output, which grew by 3.1%. Brazil is ranked 9th out of 35 countries for political stability and 2nd for taxation (Reference- the Fraser Institute survey -2005/06).

•

Brazil’s long mining history encompasses excellent access to skilled labor, mining infrastructure and equipment.

•

The country is highly prospective for mineral deposits, dominated by the Precambrian Amazon craton and numerous granite-greenstone belts.

•

The country produces a diverse range of minerals, being the world’s largest producer of iron ore.

•

In 2005 Brazil’s GDP grew by 2.3% to US$79bn, ranking the country as an emerging economy and the 10th largest economy in the world.

•

Mining output, which increased by over 10.2% eclipsed its industrial output, which grew by 3.1%. Brazil is ranked 9th out of 35 countries for political stability and 2nd for taxation (Reference- the Fraser Institute survey -2005/06).

•

Brazil’s long mining history encompasses excellent access to skilled labor, mining infrastructure and equipment.

•

The country is highly prospective for mineral deposits, dominated by the Precambrian Amazon craton and numerous granite-greenstone belts.

•

The country produces a diverse range of minerals, being the world’s largest producer of iron ore.

In addition to its Brazilian properties, International Gold Resources, Inc. also has the options to certain claim blocks in the Yukon Territory in Canada:

The Bonanza Claim Block with 90 claims on 4,260 acres:

❖

The geology: one of the original discovery creeks of the 1896 Klondike Gold Rush with Klondike schist and felsic intrusives

The Crown Jewel Claim Block with 306 claims on 15,300 acres

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

Resources

Since March 2004, the Company has concentrated its work in Brazil on identifying recoverable gold resources in the tailings from these earlier operations and included the digging of 300 pits and sampling of the contained material in five separate basins.  This work identified in tailings and saprolites a total inferred resource (not 43.101 compliant) of approximately 800,000 ounces of gold with a gold content of 0.8 to 1.1 grams per ton.

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

The Company’s management will take certain precautions to mitigate these risks; however, in spite of these precautions, circumstances could arise that result in a significant increase in operating costs or cause the Company to incur potential liabilities, which could have a material adverse effect on its financial position.

Price

Although gold prices are at a high, no assurance can be given as to future prices or demand for the Company’s gold production.  Any decline in prices could have a material adverse effect on the Company’s financial position.

Market

The Company plans to ship its gold concentrates to a refinery in Sao Paulo, but has not concluded a refining contract with any third parties. As the Company will be a small producer it will have no control of the market and will be dependent on entering into sales contracts.  The profitability of our operations could be adversely affected if it does not achieve the selling prices or sales volumes currently targeted for its products.  The markets are affected by numerous factors beyond the Company’s control; for example, it is possible that new sources of supply from other domestic plants or imports could create an imbalance in the markets, depressing prices, and causing a decrease in demand for the Company’s products.  Any such factors could adversely impact the Company’s ability to sell its products, the prices it receives for its products, and its profitability.

Title

The Brazilian property holdings in and around Lourenço in Amapa State, Brazil, are registered in the name of its affiliates Uniworld Mineraçao Ltda, and Amapa Gold Ltda and are governed by Brazilian Mining Law.  Although there can be no assurance that titles are not defective, the Company has obtained various reports and opinions with respect to its mining claims and believes its claims are in good standing and held according to industry practice.

The Yukon Properties are under option and subject to the Company meeting its option payments and issue of common stock, should the Company fail to meet these commitments it would not be able to transfer title of these properties into its own name.  Refer to Yukon Territory Options below and Note 10 in the annual financial statements.

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

Laws and regulations involving the protection and remediation of the environment are constantly changing and generally are becoming more restrictive.  The Company expects to make significant expenditures in the future to comply with such laws and regulations.  Although the Company has obtained the permits required to commence operations, there can be no assurance that in the future the Company’s operations will not be subject to more stringent regulations or to unfavorable interpretations of present regulations.  It is possible that costs and delays in complying with such regulations could adversely affect the Company’s mining plan or any potential expansion of that plan.

Some of the Company’s Brazilian operations in Amapa State are located on the equator and this region is subject to heavy rainfall. Such rainfall during 2006 caused two strategic bridges to be washed away, holding up the delivery of the original plant in the first half of 2006.

The Company also operates in a malaria area and despite taking prophylactics there is no guarantee that the Company’s employees will not come down with malaria which may affect the exploration program and production.

The Company’s Yukon Territory properties are near the Arctic circle, resulting in long, severe winters curtailing exploration work to a short summer, which held up the planned summer 2006 exploration program as an excess of demand for drilling in the short summer precluded the Company from contracting is drilling program and such circumstances could hold up future exploration.

Mining Legislation and Regulation

The Company is subject to both Canadian and Brazilian federal, provincial/state, and local laws and regulations related to mine prospecting, development, transportation, production, exports, taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, mine safety, hazardous materials, toxic substances, and other matters.  The Company believes that it has complied with all laws and regulations required for its initial mining operations; however, new laws and regulations, or more stringent enforcement could have a material adverse impact on the Company, causing a delay or reduction in production, increasing costs, and preventing an expansion of mining activities.

The Brazilian Mining Act is based on the Canadian Mining act.

Financing Risk

Our Company began active operations in 2005 and we have not yet delivered any of our products nor generated any revenue.  The Company has already expended substantial amounts of money on exploration; acquisition of facilities and equipment; legal fees; startup costs; and other general operating expenses.  We expect to incur significant additional development, deployment, sales and marketing expenses in connection with our business.  As a result, we expect to continue to incur operating losses for the foreseeable future, and we may never achieve or sustain profitability.  It is likely that the business will fail unless substantial revenue sources are developed or additional equity or debt financing is obtained.  Furthermore, if revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted in response to slower revenue growth, our business will be materially adversely affected.

To satisfy capital requirements the Company has relied on the issuance of equity securities, and loans from shareholders. We believe that the $1.3 million of new financing the Company secured in December 2006, would provide capital in an amount sufficient for it to bring one of its Amapa tailings project into production and to achieve positive cash flow; however, in addition the Company requires a further $2.2 million in order to bring its second plant into production, to satisfy past commitments, initiate its exploration programs, and cover group overheads. There can be no assurance that the Company will succeed in arranging the required financing.

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

Amapa Tailings Project

We require financing to successfully commission the plants in order to start re-winning gold from these tailings properties, as well as paying the arrear pre-production royalties to further this project. In addition, there may be other challenges that may present themselves resulting in lesser daily throughput, lower recoveries, or higher processing costs.

Other Brazilian Mineral Properties

Retaining these properties require that we remain current on the payment of the annual mineral right fees of about $480,000 and conduct minimum annual exploration of $50,000 per property per month, as agreed with the Brazilian state mining authorities to ensure that the Company may renew such mineral claims after the initial three year period.

Yukon Territory Options

To acquire these claims we need to pay up the arrear amounts owing and conduct minimum annual exploration, as agreed with the Yukon Territory mining authorities. Refer to note 10 in the annual financial statements that fully set out the commitments.

Item 3. LEGAL PROCEEDINGS

When the Company acquired 100% ownership of Amapa Gold Ltda, the Company appointed the Company’s Brazilan lawyer as the administrator/public officer which position needs to be held by a Brazilian resident under Brazilian law.  This lawyer had come highly recommended and his legal services had been of the highest order.  It came to management’s attention in September 2006 that this gentleman had total disregard for the Company’s internal controls for making payments and conducting business on the Company’s behalf. The Company has had him removed from office and has launched numerous court actions against him in order to recover all the necessary documentation in his possession along with recovering the amount he spent on unauthorized disbursements.  This matter is still not resolved.  The total amount which the Company has launched a claim against him is for RS89,040 ($57,315); however, in order to be conservative, the Company has expensed the amount as professional fees since the recovery of these funds will be very difficult.

On November 21, 2006, Dr. Alan do Socorro Sousa Cavalcante, the Company’s former Brazilian lawyer who had been appointed the Company’s administrator/public officer, launched an action to counter-sue the Company for RS40,000 ($18,800) for fees not paid to him for his legal services. The Company has paid this amount subsequent to the year end.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to the Company's business combination on August 19, 2005, its common stock had not traded at that time and was at $0.01 per share.

There are 2,152 holders of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

The following table summarizes the high and low closing sales prices per share of IGR’s common stock on the OTC.BB for the periods indicated:

Quarter Ender	OTC.BB (U.S. $)
2006	HIGH	LOW

January 31	$2.60	$2.60
April 30	$2.55	$2.55
July 31	$3.00	$2.97
October 31	$1.09	$1.05

Dividends

None

Recent Sales of Securities

On November 1, 2001, the Company issued 32,500,000 common shares valued at $0.0002 per share. Total gross proceeds from the share issuance amounts to $6,500.

On August 19, 2005, the Company issued 5,502,700 common shares valued at $0.0002 per share pursuant to the merger with the private company, International Gold Resources Inc. for $1,100 (see Note 1).

On July 22, 2005, the Company issued 92,000 common shares valued at $3.00 per share. Total gross proceeds from the share issuance amounts to $276,000.

On October 31, 2005, $434,000 in convertible debt plus accrued interest of $50,303 was satisfied by conversion to 484,303 common shares.

On November 1, 2005, $1,124,363 in convertible debt including accrued interest was satisfied by conversion to 2,248,726 common shares.

On November 7, 2005, $12,500 in convertible debt including accrued interest was satisfied by conversion to 25,000 common shares.

On November 15, 2005, the Company issued 20,000 common shares valued at $1.50 per share.  Total gross proceeds from the share issuance amounts to $30,000.

On November 15, 2005, $925,300 in convertible debt including accrued interest was satisfied by conversion to 1,850,600 common shares.

On November 25, 2005, the Company issued 20,000 common shares valued at $1.50 per share.  Total gross proceeds from the share issuance amounts to $30,000.

On November 28, 2005, the Company issued 70,000 common shares valued at $1.50 per share.  Total gross proceeds from the share issuance amounts to $105,000.

On January 31, 2006, the Company issued 449,998 common shares valued at $1.50 per share.  Total gross proceeds from the share issuance amounts to $674,997.

On February 1, 2006, the Company issued 40,000 common shares valued at $1.50 per share for gross proceeds of $60,000.

On February 3, 2006, $12,000 in convertible debt including accrued interest was satisfied by conversion to 24,000 common shares.

On February 6, 2006, the Company issued 30,000 common shares valued at $1.50 per share for gross proceeds of $45,000.

On February 7, 2006, the Company issued 153,200 common shares valued at $1.50 per share for gross proceeds of $229,800.

On February 14, 2006, the Company issued 93,332 common shares valued at $1.50 per share for gross proceeds of $139,998.

On February 14, 2006, $24,000 in convertible debt including accrued interest was satisfied by conversion to 48,000 common shares.

On February 15, 2006, $201,276 in convertible debt including accrued interest was satisfied by conversion to 402,552 common shares.

On February 16, 2006, the Company issued 297,334 common shares valued at $1.50 per share for gross proceeds of $446,001.

On February 20, 2006, $29,474 in convertible debt including accrued interest was satisfied by conversion to 58,948 common shares.

On February 21, 2006, the Company issued 20,000 common shares valued at $1.50 per share for gross proceeds of $30,000.

On February 22, 2006, the Company issued 60,000 common shares valued at $1.50 per share for gross proceeds of $90,000.

On February 23, 2006, the Company issued 20,000 common shares valued at $1.50 per share for gross proceeds of $30,000.

On February 23, 2006, $99,000 in convertible debt including accrued interest was satisfied by conversion to 198,000 common shares.

On February 26, 2006, $57,500 in convertible debt including accrued interest was satisfied by conversion to 115,000 common shares.

On February 27, 2006, $30,833 in convertible debt including accrued interest was satisfied by conversion to 61,666 common shares.

On March 1, 2006, the Company issued 2,000,100 convertible preferred shares valued at $2,000,100 pursuant to the agreements entered into on September 30, 2004 and October 30, 2004 to acquire 49% and 51% respectively, for a total of 100% interest in nineteen mineral claims located in Amapa State, Brazil through the acquisition of Uniworld Mineracao Ltda.   If and when dividends are declared on the common shares, the preferred shares will pay dividends at the same rate.  One preferred share is convertible into twelve common shares.

On March 1, 2006, the Company issued 60,000 common shares valued at $1.50 per share for gross proceeds of $90,000.

On March 1, 2006 the Company issued 600,000 common shares valued at $1.50 per share in connection with the acquisition of Amapa Gold (see Note 15(ii)).

On March 16, 2006, $10,000 in convertible debt including accrued interest was satisfied by conversion to 20,000 common shares.

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

On April 20, 2006, the Company issued 1,260,000 common shares in lieu of cash for services provided to the Company valued at $1,830,000.

On April 20, 2006, the Company issued 35,000 common shares upon the exercise of 35,000 warrants for gross proceeds of $52,500.

On April 20, 2006, the Company issued 35,000 common shares in lieu of cash for services provided to the Company valued at $54,000.

On April 20, 2006, the Company issued 646,000 common shares to the original shareholders of International Gold Resources Inc., the private company, at par value of $13, these shares ought to have been issued at the time of the acquisition on August 19, 2005.

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

On July 10, 2006, $193,350 in convertible debt including accrued interest was satisfied by conversion to 386,700 common shares.

On July 15, 2006, $120,000 in convertible debt including accrued interest was satisfied by conversion to 240,000 common shares.

On July 16, 2006, $99,900 in convertible debt including accrued interest was satisfied by conversion to 199,800 common shares.

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

On August 15, 2006, the Company issued 85,714 common shares valued at $1.75 per share for gross proceeds of $150,000.

On August 16, 2006, the Company issued 21,720 common shares valued at $1.75 per share for gross proceeds of $38,010.

On September 25, 2006, the Company issued 12,000,000 common shares upon the conversion of 1,000,000 preferred shares valued at $1,000,000.

On October 15, 2006, the Company issued 1,000 common shares in lieu of cash for services provided to the Company valued at $1,300.

On October 31, 2006, the Company issued 300,000 common shares in lieu of cash for services provided to the Company valued at  $390,000.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The results of operations for the years ended October 31, 2006 and 2005 reflect under-capitalization of the Company as its Amapa tailings project requires additional funding to be able to bring the gravity flotation plant into production and to achieve sustained profitable operations.  Results of operations similar to those in 2006 can be expected to continue in the foreseeable future, and are not expected to change significantly until such time as additional capital and/or debt resources are secured and the Company is able to restructure its debt and lease commitments.  The Company anticipates a need for at least $3,500,000 in order to satisfy past commitments, commence the tailings operations, and initiate an exploration program as discussed in detail under the Liquidity and Capital Resources section of this report.  If it fails to procure this funding, the Company may be required to eliminate substantially all business activities and to seek protection under the U.S. bankruptcy laws.

Results of Operations

These financial statements include all the accounts of the Company.  The acquisition and amalgamation has been accounted for under the purchase method.

The Company became an exploration stage company at the time of the amalgamation on August 19, 2005.  The results in the statement of operations reflect only the exploration expenses from the date of amalgamation to October 31, 2006.  The figures reported at October 31, 2005 are not comparable as the results shown are only from August 19, 2005. See details below for details prior to amalgamation under expenses.

Sales

None

Expenses

From the date of the acquisition and amalgamation to October 31, 2006, the Company has spent $5,623,722 on mineral property costs and expensed $2,638,202 on the acquisition of IGR.  The $2,638,202 was the value attributed on the acquisition and amalgamation of IGR.  This is summarized as follows:

	Amapa, Brazil (Note 15)	Mahtin, Cathy and Kirkman Claims, Yukon Territory	Bonanza, Yukon Terriroty	Crown Jewel	Total
Balance, October 31, 2004	$ -	$ -	$ -	$ -	$ -
Acquisition costs	156,741	100	100	-	156,941
Development costs	378,018	30,373	63,338	-	471,729

	534,759	30,473	63,438	-	628,670
Write-down of acquisition costs relating to International Gold Resources, Inc (See Note 1)	2,638,202	-	-	-	2,638,202

Balance, October 31, 2005	3,172,961	30,473	63,438	-	3,266,872
Acquisition costs	2,999,100	604,000	302,000	45,000	3,950,010
Development costs	921,364	88,165	14,590	20,833	1,044,952

Balance, October 31, 2006	$ 7,093,425	$ 722,638	$ 380,028	$ 65,833	$ 8,261,924

Consideration for the private corporation was 5,502,700 common shares valued at its last trading price for a total value of $1,100.  The excess of the purchase price over the net book value, totaling $2,638,202 has been attributed to the resource properties which have been expensed, as shown in the table above.

The Company, through a third party, entered into an agreement with the Cooperativa de Mineracao dos Garimpeiros do Lourenco (“COOGAL”) to acquire the rights to two mineral properties near the town of Lourenço in Amapa State, Brazil, containing five tailings sites. The Company has to pay COOGAL a 20% royalty on gross production and to encourage the commencement of the re-winning of the gold from the tailings, there was a pre-production bonus payable of $1 million. This bonus is to be offset against future royalty payments.  As at October 31, 2006, the title resulting from this agreement remains with the third party.

General and Administrative Expenses

GENERAL AND ADMINISTRATIVE EXPENSES	31-OCT06	31-OCT05
Accounting and auditing	$ 235,142	$ 34,831
Advertising and promotion	20,534	3,278
Amortization	36,636	-
Bank charges and interest	212,669	278,273
Consulting	2,604,273	81,451
Filing and transfer agent fees	7,855	2,715
Financing fees	-	685
Investor relations	1,930,535	23,364
Legal	152,970	25,589
Office supplies and stationery	78,662	28,955
Telephone	11,066	1,273
Travel and accommodations	193,803	32,185

	$ 5,484,145	$ 512,599

The Company employed no full time staff but relied on consultants for geological, financial, and other advice having paid $2,604,273  (2005 - $81,451) through a combination of cash and shares for such services during the year. The Company financed its operations by the issue of convertible notes payable and convertible debentures which resulted in bank charges and interest of $212,669 (2005 - $278,273) for the year ended October 31, 2006.

Other Income and Expenses

The Company earned interest income of $12,955 (2005 - $Nil) during the year ended October 31, 2006 and reported a gain on derivative contracts of $732,948 (2005 - $(3,689,560)).

Subsequent Events

On November 2, 2006, the Company announced that it has signed a Letter of Intent ("LOI") with James L. Sullivan, the James L Sullivan Trust, Delta Exploration Group LLC, and Delta Exploration Holdings LLC to acquire the I-10 and Dragoon copper project located in Cochise County, Arizona, USA. The LOI gives IGR the right to purchase 100% ownership of both Delta companies and the mineral rights and other interests that constitute the project, all of which are owned 100% by James L. Sullivan. The transaction is subject to the completion of the necessary due diligence exercise and a Sale and Purchase Agreement, the basic terms of which have already been agreed, as well as payment of the purchase price and transfer of ownership.

On November 9, 2006, the Company issued a convertible debenture in the amount of $20,000 with interest at 24% per annum, with all outstanding principal and interest due on November 9, 2007.  The holder my elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at a 30% discount to the last 30 day trading average price of the common shares.  In addition, the holder received 20,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before November 9, 2007. This debt does not meet the definition of conventional debt; accordingly, the Company is analyzing this convertible debenture payable pursuant to EITF 00-19. This provision results in a bifurcation (separation) of the conversion feature from the debt and the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.

On November 13, 2006, the Company issued a convertible debenture in the amount of $100,000 with interest at 24% per annum, with all outstanding principal and interest due on November 12, 2007.  The holder my elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 100,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before November 12, 2007. This debt does not meet the definition of conventional debt; accordingly, the Company is analyzing this convertible debenture payable pursuant to EITF 00-19. This provision results in a bifurcation (separation) of the conversion feature from the debt and the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.

On November 19, 2006, the Company issued a convertible debenture in the amount of $20,000 with interest at 24% per annum, with all outstanding principal and interest due on November 18, 2007.  The holder my elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 20,000 warrants to purchase common shares of the Company at  $0.50 per share exercisable on or before November 18, 2007. This debt does not meet the definition of conventional debt; accordingly, the Company is analyzing this convertible debenture payable pursuant to EITF 00-19. This provision results in a bifurcation (separation) of the conversion feature from the debt and the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.

On November 21, 2006, the Company issued a convertible debenture in the amount of $140,000 with interest at 24% per annum, with all outstanding principal and interest due on November 22, 2007.  The holder my elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 140,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before November 22, 2007. This debt does not meet the definition of conventional debt; accordingly, the Company is analyzing this convertible debenture payable pursuant to EITF 00-19. This provision results in a bifurcation (separation) of the conversion feature from the debt and the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.

On November 21, 2006, Dr. Alan do Socorro Sousa Cavalcante, the Company’s former Brazilian lawyer who had been appointed the Company’s administrator/public officer (see Note 15(vi)), launched an action to counter-sue the Company for RS40,000 ($18,800) for fees not paid to him for his legal services.

On December 14, 2006, the Company issued a convertible debenture in the amount of $50,000 with interest at 24% per annum, with all outstanding principal and interest due on December 13, 2007.  The holder my elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at a 30% discount to the last 30 day trading average price of the common shares.  In addition, the holder received 50,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before December 13, 2007. This debt does not meet the definition of conventional debt; accordingly, the Company is analyzing this convertible debenture payable pursuant to EITF 00-19. This provision results in a bifurcation (separation) of the conversion feature from the debt and the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.

On December 15, 2006, the Company issued a convertible debenture in the amount of $20,000 with interest at 24% per annum, with all outstanding principal and interest due on December 14, 2007.  The holder my elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 20,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before December 14, 2007. This debt does not meet the definition of conventional debt; accordingly, the Company is analyzing this convertible debenture payable pursuant to EITF 00-19. This provision results in a bifurcation (separation) of the conversion feature from the debt and the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.

On December 17, 2006, the Company announced that it completed a financing to borrow $1,150,000 in order to commence production. The loan is for 18 months due on June 16, 2008 with interest at 2% per month compounded monthly during the term of the loan.  On or after March 1, 2007, the Company may pay the greater of: (i) interest at the applicable rate, or (ii) an amount equal to 20% of the gross revenue from production at the Company’s plant in Brazil during the applicable preceding month.  The lenders also received 1,150,000 warrants entitling the holders to purchase one common share of the Company at $1.00 on or before December 10, 2008, and 1,150,000 warrants entitling the holders to purchase one common share of the Company at  $0.50 on or before December 10, 2008.

In December, 2006 the Company allowed certain of its mineral rights in the Lourenço area that were in excess of its needs to lapse, as these properties had been explored by its field teams and their commercial merit was questionable. This decision allows the Company to save on unnecessary payments of property taxes.

On February 1, 2007, the Company announced that it was not proceeding with the acquisition of the I-10 and Dragoon copper project announced on November 2, 2006.

Liquidity and Capital Resources

We have historically had more expenses than income in each year of operations. The accumulated deficit from inception to October 31, 2006 is $17,255,333 (2005 - $7,522,039). The Company has been able to maintain a positive cash position solely through financing activities and borrowing.

The primary source of liquidity in the future will be from sales of gold concentrate once the plant goes into production as well as seeking additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect.

The only material commitment for capital expenditure is the balance owing on the plant plus the costs of shipping and erecting the plant totaling approximately $1,625,227, plus deposits on lease of mobile plant and equipment of $675,000.

There are no known trends, events, or uncertainties that are reasonably expected to have a material impact on the net sales revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of International Gold Resources, Inc.

The Company has the trading symbol of IGRU.

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

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto for the year ended October 31, 2006, and reproduced here.  We believe that currently our most critical accounting policies relate to the non-capitalization of mineral properties and gold reserves as we are an exploration stage company.

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

(a)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $9,733,294($7,469,031 – October 31, 2005) for the year ended October 31, 2006. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the year ending October 31, 2007.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties, and the discovery, development and sale of ore reserves.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(b)

Exploration Stage Company

The Company is considered to be in the exploration stage.  The Company is devoting substantially all of its present efforts to exploring and developing the mineral properties in Brazil and the Yukon Territory, Canada.

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

(j)

Foreign Currency Translations

The Company’s functional currency is the U.S. dollar. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in Canadian dollars and Brazilian Reals are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

i)   monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and

ii)  revenue and expense items at the average rate of exchange prevailing during the period.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

(k)

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

(l)

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

As at October 31, 2006, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in the net loss as no options had been granted.

(m)

Amortization Policy

Property and equipment are recorded at cost.  Amortization is calculated from the date of acquisition using the following methods and rates:

ASSET	ESTIMATED USEFUL LIFE

Air-conditioners	5 Years
Assets under $1,000	Expensed
Buildings	10 Years or life of mine
Computer equipment	3 Years
Equipment	2 Years
Flotation Plant	5 Years
Furniture & Fittings	10 Years
Mobile Equipment	4 Years
Vehicles	3 years
Small Tools	100% year one
Software	100% year one

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

(n)

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

(o)

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

(p)

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

Past Officers and Directors

During the 2005 fiscal year, Donna Loui and Paul Hayward stepped down to make way for Messrs. Vetter and Durham to step in and run the exploration operations of the Company post the merger.

The directors of the Company are elected annually by the shareholders for a term of one year or until the successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

Item 10 Executive Compensation

There are no officers or directors that received compensation in excess of $100,000 or more during the last year.

The table set forth below summarizes the annual compensation for services payable to certain officers and key employees of the Company:

Name and Principal Position	Salary	Bonus	Other Compensation
J. Roland Vetter, President & CFO	$95,000	nil	nil
Lyle Durham, VP Investor Relations	$84,000	nil	nil

*Bonus and other compensation to be set by the Board of Directors

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No options have been issued by the Company to date.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are presently 101,809,414 (2005 – 77,158,006) shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of October 31, 2006, owns of record, or is known by the Company to own beneficially, more than five percent of the Company's common stock, and the shares held by the officers and directors of the Company:

Name	Shares of Common Stock	Percent of Ownership

Pan American Capital Group	12,800,000	12.57%
John Young*	12,000,000	11.79%
Directors & Officers of the Group:
Lyle Durham	400,000	0.00%
J. Roland Vetter	nil	0.00%

*These were issued as follows: 3,800,000 common shares to Rusheen Handels AG 3,750,000 common shares to Rolf Berman, 3,800,000 common shares to Mrs. Hanni Sigrist, and 650,000 common shares to John Young

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended October 31, 2006, the Company entered into the following transactions with related parties:

•

paid or accrued consulting fees of $179,000 ($37,000 – October 31, 2005) to a director and a company related to a director

These transactions have been in the normal course of operations and are recorded at the exchange amount which is the amount agreed to by the parties.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

31.1

Certifications

32.1

Certifications

(a) Reports on Form 8K:

On May 8, 2006, the Company filed a Form 8-K relating to the Company having obtained a geological report on its Mahtin property.  The independent geologist’s report was filed.

On June 12, 2006, the Company filed a Form 8-K relating to the Company’s independent auditors, Staley Okada and Partners, resigning and the appointment of MacKay LLP as independent auditors for the Company.

On September 8, 2006, the Company filed a Form 8-K relating to the Board of Directors authorized a repurchase of 1,000,000 preferred shares from an unaffiliated shareholder.

On September 25, 2006, the Company filed a Form 8-K relating to a shareholder of the Company notified the Company that he was converting 1,000,000 shares of his Convertible Preferred Shares into Common Shares. Convertible Preferred Shares are convertible at a rate of twelve (12) shares of common stock for each one share of preferred stock converted.

On November 2, 2006, the Company filed a Form 8-K relating to a Letter of Intent to acquire the I-10 and Dragoon copper project located in Cochise County, Arizona. Pursuant to the Letter of Intent, the Company has the right to purchase 100% ownership of Delta Exploration Group, LLC, Delta Exploration Holdings, LLC and the mineral rights and other interests that constitute the copper project. The transaction was subject to the completion of the necessary due diligence exercise and a Sale and Purchase Agreement.

On January 2, 2007, the Company filed a Form 8-K relating to the fact that because less than a quorum was present at the annual general meeting called on September 15, 2006, the meeting had been adjourned until further noticed by the Board of Directors. No action has been or will be undertaken regarding the proposals.

On February 1, 2007, the Company filed a Form 8-K to announce that it was not proceeding with the acquisition of the I-10 and Dragoon copper project announced on November 2, 2006.

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

The chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures as of the end of the fiscal year, and have concluded the controls and procedures currently in place are effective in ensuring material information and other information requiring disclosure is identified and communicated on a timely basis; however, during the fiscal year there were certain problems which resulted in the breakdown of the controls as evidenced by the Company needing to restate the quarterly reports filed for the periods ended January 31, 2006, April 30, 2006, and July 31, 2006.

In September 2006, the Securities and Exchange Commission (“SEC”) advised the Company that the convertible debentures did not meet the criteria in any one of the paragraphs 12 to 32 of EITF 00-19 and therefore is required to be bifurcated.   The Company’s management agreed with this assessment.  Pursuant to EITF 00-19, this provision resulted in a bifurcation of the conversion feature from the debt and accounting for these instruments as a derivative contract liability with changes in fair value recorded in the statement of operations. Accordingly, the Company was required to restate the October 31, 2005 audited statements along with the subsequent quarterly reports filed for the periods ended January 31, 2006, April 30, 2006, and July 31, 2006. This requirement to restate was not due to a breakdown of controls.

During the three months ended January 31, 2006, the Company received conversion notices on certain convertible debt.  At January 31, 2006, certain debt for which conversion notices were received was not extinguished and the common shares issued, and the accrued interest on that debt was recorded.  The Company has restated the financial statement for the three months ended January 31, 2006 to correctly reflect receipt of the conversion notices in the proper period. This requirement to restate was due to a breakdown of controls.  The filings of the amended reports are not an admission that the original reports when made included any untrue statements of a material fact or omitted to state a material fact necessary to make a statement not misleading. In order to ensure that such omissions do not recur, the Company has made changes to procedures to ensure that future conversion notices and/or share issuances are followed so that the Company’s internal control procedures are being implemented.

When the Company acquired 100% ownership of Amapa Gold Ltda, the Company appointed the Company’s Brazilian lawyer as the administrator/public officer which position needs to be held by a Brazilian resident under Brazilian law.  This lawyer had come highly recommended and his legal services had been of the highest order.  In September 2006, management learned that the lawyer, while serving as administrator/public officer of the Company’s subsidiary, disregarded the Company’s written internal controls for making payments and conducting business on the Company’s behalf. The Company secured his removal from office, and has undertaken several court actions against the lawyer to recover all the necessary corporate documents in his possession, as well as to recover any unauthorized disbursements.  These court actions are still not resolved.  The total amount which the Company has launched a claim against him is for RS89,040 ($57,315); however, in order to be conservative, the Company has expensed the amount as professional fees since the recovery of these funds will be very difficult. Management does not believe that the loss of these funds will materially affect the Company’s financial performance over the next year. The Company has restated the quarterly reports filed for the periods ended January 31, 2006, April 30, 2006, and July 31, 2006 in order to report the Brazilian activity properly in each period.  This requirement to restate was due to a breakdown of controls.  The filings of the amended reports are not an admission that the original reports when made included any untrue statements of a material fact or omitted to state a material fact necessary to make a statement not misleading. In order to ensure that such omissions do not recur, the Company has made changes to personnel and procedures to be followed in Brazil to ensure that the Company’s internal control procedures are being implemented.

There have been no additional material changes to the Company's system of internal controls or changes in other factors affecting the operation of the internal controls in the year since management last evaluated the system of internal controls in conjunction with the preparation of the financial statements for the year ended October 31, 2006.

The Company paid its auditors, MacKay LLP and its former auditors Staley Okada, audit and related fees of  $74,508 (2005 - $34,831) in the past year.

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

Exhibit 31

Certification of J Roland Vetter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a and 15d-14 of the Exchange Act)

Exhibit 32

Certification of J Roland Vetter pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. sec. 1350)

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED OCTOBER 31, 2006

(Stated in US Dollars)

------ INDEX ------

Auditor’s Report

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Cash Flow Statement

Consolidated Statement of Stockholders’ Deficit

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders of

International Gold Resources, Inc.

(an Exploration Stage Enterprise)

Vancouver, Canada

We have audited the balance sheet of International Gold Resources, Inc. (an Exploration Stage Enterprise) as at October 31, 2006 and the statement of operations, stockholders’ equity, and cash flows for the year ended October 31, 2006 and for the period from inception of the exploration stage November 26, 2001 through October 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as at October 31, 2005 and for the year then ended, and from inception of the exploration stage November 26, 2001 through October 31, 2005 were audited by another auditor who expressed an opinion without reservation on those statements in their report dated January 27, 2006.

Except as explained in the following paragraph we conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

Due to a lack of accounting records for a portion of the accounting year we were unable to perform procedures on expenditures totaling $710,000 in the statement of operations.  These expenditures have primarily been classified as consulting fees and property development costs, we were not able to determine whether any adjustments might be necessary to the classification of expenditures in the statement of operations.

In our opinion, except for the effect of adjustments, if any, which we may have determined to be necessary had we been able to satisfy ourselves with respect to the expenditures described in the preceding paragraph, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2006 and the results of its operations and its cash flows for the year ended October 31, 2006 and the period from inception of the exploration stage November 26, 2001 to October 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to financial statements, the Company is in the exploration stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada.

“MacKay LLP”

January 31, 2007

Chartered Accountants

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	October 31, 2006	October 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 289,024	$ 106,894
Prepaid expenses and deposits	-	24,713

	289,024	131,607

DEPOSIT ON PLANT (Note 15(iii))	350,000	-

PROPERTY AND EQUIPMENT (Note 5)	77,158	104,109

Total Assets	$ 716,182	$ 235,716

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 839,192	$ 490,735
Due to shareholder (Note 6)	55,566	52,872
Due to Uniworld Mineracao Ltda.	-	44,575
Convertible notes payable	-	1,843,978
Convertible debentures payable	-	868,132
Derivative contract liability	-	3,689,560

Total Liabilities	894,758	6,989,852

STOCKHOLDERS' DEFICIT
Authorized:
20,000,000 preferred shares, par value $0.0001 per share
160,000,000 common shares, par value $0.0002 per share
Issued and outstanding:
100 preferred shares issued and outstanding (Nil - 2005) (Note 9)	-	-
101,809,414 common shares issued and outstanding (77,158,006 - 2005) (Note 8)	2,036	1,542
Additional paid in capital	17,074,721	766,361
Deficit – Accumulated during exploration stage	(17,255,333)	(7,522,039)

Total Stockholders’ Deficit	(178,576)	(6,754,136)

Total Liabilities and Stockholders' Deficit	$ 716,182	$ 235,716

Going concern (Note 2)
Commitments (Note 15)
Subsequent events (Note 16)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Stated in US Dollars)

	Period from
	Inception of
	November 26, 2001 to October 31, 2006	October 31, 2006	October 31, 2005

REVENUES	$ 15,425	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	279,081	235,142	34,831
Advertising and promotion	23,847	20,534	3,278
Amortization	36,636	36,636	-
Bank charges and interest	490,703	212,669	278,273
Consulting	2,706,089	2,604,273	81,451
Filing and transfer agent fees	10,570	7,855	2,715
Financing fees	4,028	-	685
Investor relations	1,953,899	1,930,535	23,364
Legal	178,559	152,970	25,589
Office supplies and stationery	112,995	78,662	28,955
Telephone	12,339	11,066	1,273
Travel and accommodations	256,431	193,803	32,185

	6,065,177	5,484,145	512,599

MINERAL PROPERTY EXPLORATION AND DEVELOPMENT
EXPENSES (Note 10)	6,745,243	3,950,100	2,795,143
Acquisition costs	1,516,681	1,044,952	471,729
Development costs
	8,261,924	4,995,052	3,266,872

OTHER (REVENUE)/EXPENSE ITEMS
Interest income	(12,955)	(12,955)	-
(Gain)/loss on derivative contracts	2,956,612	(732,948)	3,689,560

	2,943,657	(745,903)	3,689,560

NET LOSS	$ (17,255,333)	$ (9,733,294)	$ (7,469,031)

BASIC AND DILUTED LOSS PER COMMON SHARE		$ (0.11)	$ (0.11)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		86,382,636	67,262,762

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

CONSOLIDATED CASH FLOW STATEMENT

(Stated in US Dollars)

	Period from
	Inception of
	November 26, 2001 to October 31, 2006	October 31, 2006	October 31, 2005

OPERATING ACTIVITIES
Net loss for the period	$ (17,255,333)	$ (9,733,294)	$ (7,469,031)
Add/(deduct) non cash items
Accrued interest	415,747	172,580	238,165
Amortization	36,636	36,636	-
Shares issued for services rendered	3,903,914	3,903,914	-
Property acquisition costs paid in shares	3,725,100	3,725,100	-
Non-cash acquisition costs	2,638,202	-	2,638,202
(Gain)/loss on derivative contracts	2,956,612	(732,948)	3,689,560

Changes in non-cash working capital items
Prepaid expenses and deposits	-	24,713	(24,713)
Accounts payable and accrued liabilities	(69,494)	(225,045)	151,006

Cash provided/(used) by operating activities	(3,648,616)	(2,878,344)	(776,811)

FINANCING ACTIVITIES
Common stock issued for cash	3,294,732	3,012,232	276,000
Common stock issued on exercise of warrants	52,500	52,500	-
Preferred shares redeemed	(100,000)	(100,000)	-
Convertible debentures issued	300,000	-	300,000
Convertible notes issued	510,000	450,000	60,000
Advances from shareholder	42,507	-	-
Advances from Uniworld Mineracao Ltda.	-	(44,575)	44,575

Cash provided/(used) by financing activities	4,099,739	3,370,157	680,575

INVESTING ACTIVITIES
Deposit on plant	(350,000)	(350,000)	-
Property and equipment acquired	(9,685)	(9,685)	-
Cash acquired with purchase of subsidiary (Note 1)	197,586	-	197,586

Cash provided/(used) by investing activities	(162,099)	(359,685)	197,586

CASH INCREASE	289,024	182,130	101,352

CASH, BEGINNING OF PERIOD	-	106,894	5,542

CASH, END OF PERIOD	$ 289,024	$ 289,024	$ 106,894

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 97,100	$ 89,700	$ 7,400
Income taxes paid	$ -	$ -	$ -

NON-CASH ACTIVITIES
Shares issued on conversion of debt	$ 6,699,411	$ 6,215,108	$ 484,303
Shares issued for services rendered	$ 3,903,914	$ 3,903,914	$ -
Shares issued for property acquired	$ 3,725,100	$ 3,725,100	$ -
Shares issued for International Gold Resources, Inc. (Note 1)	$ 1,100	$ -	$ 1,100

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Stated in US Dollars)

	(Note 8) Common Shares		(Note 9) Preferred Shares
	Number Of Shares	Amount	Number Of Shares	Amount	Additional Paid In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Deficit

Shares issued for cash	65,000,000	$ 1,300	-	$ -	$ 5,200	$ -	$ 6,500

Net loss for the period ended October 31, 2002	-	-	-	-	-	(8,890)	(8,890)

Balance, October 31, 2002	65,000,000	1,300	-	-	5,200	(8,890)	(2,390)

Net loss for the year ended October 31, 2003	-	-	-	-	-	(30,838)	(30,838)

Balance, October 31, 2003	65,000,000	1,300	-	-	5,200	(39,728)	(33,228)

Net loss for the year ended October 31, 2004	-	-	-	-	-	(13,280)	(13,280)

Balance, October 31, 2004	65,000,000	1,300	-	-	5,200	(53,008)	(46,508)

Shares issued pursuant to merger with International Gold Resources Inc. (Note 1)	11,005,400	220	-	-	880	-	1,100

Shares issued for cash	184,000	2	-	-	275,998	-	276,000

Shares issued on conversion of debt	968,606	20	-	-	484,283	-	484,303

Net loss for the year ended October 31, 2005	-	-	-	-	-	(7,469,031)	(7,469,031)

Balance, October 31, 2005	77,158,006	1,542	-	-	766,361	(7,522,039)	(6,754,136)

Shares issued for cash	1,925,662	39	-	-	3,012,193	-	3,012,232

Shares issued on conversion of debt	6,516,992	130	-	-	6,214,978	-	6,215,108

Shares issued for fees	3,273,734	66	-	-	3,903,848	-	3,903,914

Shares issued for property	300,000	6	-	-	824,994	-	825,000

Shares issued upon exercise of warrants	35,000	1	-	-	52,499	-	52,500

Shares issued on acquisition of Uniworld Mineracao Ltda. (Note 9)	600,000	12	2,000,100	20	2,900,068	-	2,900,100

Preferred shares returned to treasury (Note 9)	-	-	(1,000,000)	(10)	(599,990)	-	(600,000)

Preferred shares converted to common shares	12,000,000	240	(1,000,000)	(10)	(230)	-	-

Net loss for the year ended October 31, 2006	-	-	-	-	-	(9,733,294)	(9,733,294)

Balance, October 31, 2006	101,809,394	$ 2,036	100	$ -	$ 17,074,721	$(17,255,333)	$ (178,576)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED OCTOBER 31, 2006

(Stated in US Dollars)

1.

ORGANIZATION AND DESCRIPTION OF THE BUSINESS

International Gold Resources, Inc. (formerly Montpellier Group Inc.) (the “Company”) is a public company trading on the Over-the-Counter Bulletin Board (OTCBB).  On August 19, 2005, the Company completed an acquisition and amalgamation with International Gold Resources Inc. (IGR), a private company incorporated on March 16, 2004 under the laws of the State of Nevada.  Subsequent to the amalgamation, the Company changed its name to International Gold Resources, Inc.

The acquisition and amalgamation of the Company with IGR has been recorded under the purchase method of accounting.  As at August 19, 2005, IGR had the following fair values:

Cash	$ 197,586
Plant and equipment, net	104,109
Accounts payable	(335,185)
Notes payable	(147,357)
Convertible notes payable	(1,450,597)
Convertible debentures payable	(1,005,658)

Consideration for IGR was 11,005,400 shares valued at its last trading price for a total value of $1,100.  The excess of the purchase price over the net book value, totaling $2,638,202 has been attributed to the resource properties held in IGR.  Management believes an impairment exists and has accordingly written off the value to acquisition costs.

On September 30, 2004 and October 30, 2004, the Company entered into agreements to acquire 49% and 51% respectively, for a total of 100% interest in nineteen mineral claims located in Amapa State, Brazil through the acquisition of Uniworld Mineracao Ltda. and had committed itself to the issue of 2,000,000 convertible preferred shares.  Conversion was to occur by providing the Company with written verification of the ownership of the claims by the Company. On March 1, 2006, written verification of ownership of these claims was received, and Uniworld Mineracao Ltda. (“Uniworld”) is now 100% owned by the Company.  On March 1, 2006, the Company also issued 600,000 common shares as an acquisition cost of Uniworld.

On March 22, 2006 the Company acquired 100% of Amapa Gold Ltda (“Amapa Gold”), which company owns the mineral rights of the Porto Grande property.

The Company is an exploration stage company engaged in the acquisition, exploration, and development of resource properties.

The Company has a fiscal year-end of October 31.

2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $9,733,294 ($7,469,031 – October 31, 2005) for the year ended October 31, 2006. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the year ending October 31, 2007.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties, and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.

  BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for consolidated financial information and with the instructions to Form 10-KSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company applies the same accounting policies and methods in its consolidated financial statements as those in the audited annual financial statements.

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies which affect the Company are summarized below:

i)

Exploration Stage Company

The Company is considered to be in the exploration stage.  The Company is devoting substantially all of its present efforts to exploring and developing  mineral properties in Brazil and the Yukon Territory, Canada.

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

ix)

Foreign Currency Translations

The Company’s functional currency is the U.S. Dollar. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in Canadian dollars or Brazilian Reals are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

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

As at October 31, 2006, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in the net loss as no options had been granted.

xii)

Amortization Policy

Property and equipment are recorded at cost.  Amortization is calculated from the date of acquisition using the following methods and rates:

ASSET	ESTIMATED USEFUL LIFE

Air-conditioners	5 Years
Assets under $1,000	Expensed
Buildings	10 Years or life of mine
Computer equipment	3 Years
Equipment	2 Years
Flotation Plant	5 Years
Furniture & Fittings	10 Years
Mobile Equipment	4 Years
Vehicles	3 years
Small Tools	100% year one
Software	100% year one

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

xv)

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

5.

PROPERTY AND EQUIPMENT

			October 31, 2006
		Accumulated	Net Book
	Cost	Amortization	Value

Buildings	$ 22,511	$ 3,564	$ 18,947
Computer equipment	11,773	4,098	7,675
Furniture and fittings	1,400	257	1,143
Vehicles	90,962	41,569	49,393

	$ 126,646	$ 49,488	$ 77,158

			October 31, 2005
		Accumulated	Net Book
	Cost	Amortization	Value

Buildings	$ 22,511	$ 1,313	$ 21,198
Computer equipment	2,088	174	1,914
Furniture and fittings	1,400	117	1,283
Vehicles	90,962	11,248	79,714

	$ 116,961	$ 12,852	$ 104,109

6.

DUE TO SHAREHOLDER

The Company arranged an unsecured line of credit with a shareholder.  The line of credit bears interest at the rate of 5% per annum with all outstanding principal and accrued interest payable by December 1, 2005.  At October 31, 2006, the amount of $55,566 ($52,872 – October 31, 2005) had not been repaid as the shareholder has agreed to extend the repayment terms until the Company is fully financed.

7.

WARRANTS

At October 31, 2006, there were no (184,000 – October 31, 2005) warrants outstanding entitling the holder to purchase one common share of the Company at $1.50 per share on or before April 30, 2006.  Prior to April 30, 2006, 35,000 warrants were exercised for gross proceeds of $52,500.

At October 31, 2006, there are 30,000 (30,000 – October 31, 2005) warrants outstanding entitling the holder to purchase one common share of the Company at $1.50 on or before July 29, 2008.

At October 31, 2006, there are 35,000 (35,000 – October 31, 2005) warrants outstanding entitling the holder to purchase one common share of the Company at $1.50 on or before September 7, 2008.

8.

COMMON SHARES

On February 1, 2005, the Company did a 1 old for 5 new share split.  The par value of the common shares changed from $0.0001 to $0.00002 and on February 24, 2006, the Company announced a 2:1 forward split of its common stock effective on March 1, 2006 for shareholders of record on that date.  All share figures reported reflect these changes in the financial statements.

On November 1, 2001, the Company issued 32,500,000 common shares valued at $0.0002 per share. Total gross proceeds from the share issuance amounts to $6,500.

On August 19, 2005, the Company issued 5,502,700 common shares valued at $0.0002 per share pursuant to the merger with the private company, International Gold Resources Inc. for $1,100 (see Note 1).

On July 22, 2005, the Company issued 92,000 common shares valued at $3.00 per share. Total gross proceeds from the share issuance amounts to $276,000.

On October 31, 2005, $434,000 in convertible debt plus accrued interest of $50,303 was satisfied by conversion to 484,303 common shares.

On November 1, 2005, $1,124,363 in convertible debt including accrued interest was satisfied by conversion to 2,248,726 common shares.

On November 7, 2005, $12,500 in convertible debt including accrued interest was satisfied by conversion to 25,000 common shares.

On November 15, 2005, the Company issued 20,000 common shares valued at $1.50 per share.  Total gross proceeds from the share issuance amounts to $30,000.

On November 15, 2005, $925,300 in convertible debt including accrued interest was satisfied by conversion to 1,850,600 common shares.

On November 25, 2005, the Company issued 20,000 common shares valued at $1.50 per share.  Total gross proceeds from the share issuance amounts to $30,000.

On November 28, 2005, the Company issued 70,000 common shares valued at $1.50 per share.  Total gross proceeds from the share issuance amounts to $105,000.

On January 31, 2006, the Company issued 449,998 common shares valued at $1.50 per share.  Total gross proceeds from the share issuance amounts to $674,997.

On February 1, 2006, the Company issued 40,000 common shares valued at $1.50 per share for gross proceeds of $60,000.

On February 3, 2006, $12,000 in convertible debt including accrued interest was satisfied by conversion to 24,000 common shares.

On February 6, 2006, the Company issued 30,000 common shares valued at $1.50 per share for gross proceeds of $45,000.

On February 7, 2006, the Company issued 153,200 common shares valued at $1.50 per share for gross proceeds of $229,800.

On February 14, 2006, the Company issued 93,332 common shares valued at $1.50 per share for gross proceeds of $139,998.

On February 14, 2006, $24,000 in convertible debt including accrued interest was satisfied by conversion to 48,000 common shares.

On February 15, 2006, $201,276 in convertible debt including accrued interest was satisfied by conversion to 402,552 common shares.

On February 16, 2006, the Company issued 297,334 common shares valued at $1.50 per share for gross proceeds of $446,001.

On February 20, 2006, $29,474 in convertible debt including accrued interest was satisfied by conversion to 58,948 common shares.

On February 21, 2006, the Company issued 20,000 common shares valued at $1.50 per share for gross proceeds of $30,000.

On February 22, 2006, the Company issued 60,000 common shares valued at $1.50 per share for gross proceeds of $90,000.

On February 23, 2006, the Company issued 20,000 common shares valued at $1.50 per share for gross proceeds of $30,000.

On February 23, 2006, $99,000 in convertible debt including accrued interest was satisfied by conversion to 198,000 common shares.

On February 26, 2006, $57,500 in convertible debt including accrued interest was satisfied by conversion to 115,000 common shares.

On February 27, 2006, $30,833 in convertible debt including accrued interest was satisfied by conversion to 61,666 common shares.

On March 1, 2006, the Company issued 60,000 common shares valued at $1.50 per share for gross proceeds of $90,000.

On March 1, 2006 the Company issued 600,000 common shares valued at $1.50 per share in connection with the acquisition of Amapa Gold (see Note 15(ii)).

On March 16, 2006, $10,000 in convertible debt including accrued interest was satisfied by conversion to 20,000 common shares.

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

On April 20, 2006, the Company issued 1,260,000 common shares in lieu of cash for services provided to the Company valued at $1,830,000.

On April 20, 2006, the Company issued 35,000 common shares upon the exercise of 35,000 warrants for gross proceeds of $52,500.

On April 20, 2006, the Company issued 35,000 common shares in lieu of cash for services provided to the Company valued at $54,000.

On April 20, 2006, the Company issued 646,000 common shares to the original shareholders of International Gold Resources Inc., the private company, at par value of $13, these shares ought to have been issued at the time of the acquisition on August 19, 2005.

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

On July 10, 2006, $193,350 in convertible debt including accrued interest was satisfied by conversion to 386,700 common shares.

On July 15, 2006, $120,000 in convertible debt including accrued interest was satisfied by conversion to 240,000 common shares.

On July 16, 2006, $99,900 in convertible debt including accrued interest was satisfied by conversion to 199,800 common shares.

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

On August 15, 2006, the Company issued 85,714 common shares valued at $1.75 per share for gross proceeds of $150,000.

On August 16, 2006, the Company issued 21,720 common shares valued at $1.75 per share for gross proceeds of $38,010.

On September 25, 2006, the Company issued 12,000,000 common shares upon the conversion of 1,000,000 preferred shares valued at $1,000,000.

On October 15, 2006, the Company issued 1,000 common shares in lieu of cash for services provided to the Company valued at $1,300.

On October 31, 2006, the Company issued 300,000 common shares in lieu of cash for services provided to the Company valued at  $390,000.

The number of common shares outstanding includes 376,342 common shares that are allotted and will be issued subsequent to the year end.

9.

PREFERRED SHARES

On March 1, 2006, the Company issued 2,000,100 convertible preferred shares valued at $2,000,100 pursuant to the agreements entered into on September 30, 2004 and October 30, 2004 to acquire 49% and 51% respectively, for a total of 100% interest in nineteen mineral claims located in Amapa State, Brazil through the acquisition of Uniworld Mineracao Ltda.   If and when dividends are declared on the common shares, the preferred shares will pay dividends at the same rate.  One preferred share is convertible into twelve common shares.

On September 8, 2006, the Board of Directors authorized a repurchase of 1,000,000 convertible preferred shares for the sum of $600,000 payable at $50,000 per month.  At October 31, 2006 the Company had made the first two monthly payments.  Included in accounts payable and accrued liabilities is the balance of $500,000 still owing.

On September 25, 2006, 1,000,000 convertible preferred shares were converted into 12,000,000 common shares.

At October 31, 2006, 100 (Nil – October 31, 2005) convertible preferred shares remain issued and outstanding.

10.

MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES

From the date of the acquisition and amalgamation to October 31, 2006, the Company has spent $5,623,722 on mineral property costs and expensed $2,638,202 (see Note 1) on the acquisition of IGR.  The $2,638,202 was the value attributed on the acquisition and amalgamation of IGR.  This is summarized as follows:

	Amapa, Brazil (Note 15)	Mahtin, Cathy and Kirkman Claims, Yukon Territory	Bonanza, Yukon Terriroty	Crown Jewel	Total
Balance, October 31, 2004	$ -	$ -	$ -	$ -	$ -
Acquisition costs	156,741	100	100	-	156,941
Development costs	378,018	30,373	63,338	-	471,729

	534,759	30,473	63,438	-	628,670
Write-down of acquisition costs relating to International Gold Resources, Inc (Note 1)	2,638,202	-	-	-	2,638,202

Balance, October 31, 2005	3,172,961	30,473	63,438	-	3,266,872
Acquisition costs	2,999,100	604,000	302,000	45,000	3,950,010
Development costs	921,364	88,165	14,590	20,833	1,044,952

Balance, October 31, 2006	$ 7,093,425	$ 722,638	$ 380,028	$ 65,833	$ 8,261,924

i)

Mahtin, Cathy, and Kirkman Claims, Yukon Territory, Canada

On October 4, 2004, the Company entered into an Assignment and Assumption of Option Agreement to earn a 100% interest in the Mahtin, Cathy, and Kirkman claims located in the Dawson Mining District of the Yukon Territory in Canada by issuing 400,000 shares of the Company, making cash payments totalling $420,000, and by spending a minimum of $1,675,000 on the Mahtin claim and another $1,675,000 on the Kirkman and Cathy claims as follows:

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

(a)

50,000 shares were issued in lieu of this payment

(b)

Issued

At October 31, 2006, the Company is not compliance with the commitments on the option agreement covering the Mahtin, Cathy, and Kirkman claims in the Yukon Territory.  A mutual agreement has been negotiated between all parties to extend the option agreement indefinitely.  The vendor retains the right to terminate on 30-days notice while in default.  As these mineral claims are subject to an option agreement no entries were accrued for liabilities in terms of such option.

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

(a)

Issued

At October 31, 2006, the Company was not in compliance with the commitments on the option agreement covering the Bonanza Claims located in the Dawson mining district of the Yukon Territory.  A mutual agreement has been negotiated between all parties to extend the option agreement indefinitely.  The vendor retains the right to terminate on 30-days notice while in default.  As these mineral claims are subject to an option agreement no entries were accrued for liabilities in terms of such option.

A 2% is included and 1% of the NSR can be bought by the Company within 60 days of receiving a bankable feasibility study for $1,000,000 or $2,000,000 after the 60-day period.

iii)

Crown Jewel Claims, Yukon Territory, Canada

On March 5, 2006, the Company entered into an Assignment and Assumption of an Option Agreement to acquire 100% of the Crown Jewel Project which includes the King, Prince, and Crown Jewel claims located in the Dawson Mining District of the Yukon Territory in Canada.  Under the agreement, the Company is obligated to pay $200,000 in cash and issue 500,000 common shares of the Company over a three year period.  A 2% NSR is included and 1% of the NSR can be purchased by the Company for $1,000,000 in either cash or stock.

11.

RELATED PARTY TRANSACTIONS

During the year ended October 31, 2006, the Company entered into the following transactions with related parties:

•

paid or accrued consulting fees of $179,000 ($37,000 – October 31, 2005) to a director and a company related to a director

•

at October 31, 2006 $95,417 due to a director and a company controlled is included in accounts payable and accrued liabilities.

These transactions have been in the normal course of operations and are recorded at the exchange amount which is the amount agreed to by the parties.

12.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable, accrued liabilities, and an amount due to shareholder.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

13.

INCOME TAXES

The Company has accumulated net operating losses for income tax purposes of approximately $8,500,000 which may be carried forward up to 2026 and used to reduce taxable income of future years.  Details of future income tax assets at October 31, 2006 are as follows:

Non-capital tax loss at October 31, 2004	$ 53,000
Non-capital tax loss for year ended October 31, 2005	3,779,000
Non-capital tax loss for year ended October 31, 2006	4,668,000
8,500,000
Valuation allowance	(8,500,000)
$ -

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  A full valuation allowance has been provided for the Company’s future income tax assets, as the management of the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future.

14.

SEGMENTED INFORMATION

Details on a geographic basis as at October 31, 2006 are as follows:

	October 31, 2006	October 31, 2005
Total Assets
USA	$ 185,455	$ 106,894
Brazil	530,727	128,822
Total	$ 716,182	$ 235,716

Total Property and Equipment
USA	$ 2,764	$ -
Brazil	74,394	104,109
Total	$ 77,158	$ 104,109

Net Loss
USA	$ 6,327,009	$ 6,920,615
Canada	1,074,588	-
Brazil	2,331,697	548,416
Total	$ 9,733,294	$ 7,469,031

15.

COMMITMENTS

i)

On March 8, 2005, the Company, through a third party, entered into an agreement with the Cooperativa de Mineracao dos Garimpeiros do Lourenco (“COOGAL”) to acquire the rights to two mineral properties near the town of Lourenço in Amapa State, Brazil, containing five tailings sites. The Company must pay COOGAL a 20% royalty on gross production and to encourage the commencement of the re-winning of the gold from the tailings, there was a pre-production bonus payable of $1,000,000 of which $400,000 remains unpaid. This bonus is to be offset against future royalty payments.  As at October 31, 2006, the title resulting from this agreement remains with the third party.

ii)

On March 22, 2006 the Company acquired 100% of Amapa Gold Ltda (“Amapa Gold”), which owns the mineral rights of the Porto Grande property. As a result of the departure of two administrators (more fully detailed below in Note 15(vi)) the March 22, 2006 agreement was replaced by an agreement dated November 8, 2006, which capped the payments for the shares in Amapa Gold at RS50,000 ($24,400) payable in three installments: RS20,000 on November 8, 2006; RS15,000 on December 7, 2006; and the balance of RS15,000 on January 7, 2007.

The Porto Grande property in Amapa State comprises of a 55,000 hectares (135,000 acres) property with the potential for gold, copper, zinc, nickel and manganese. The Company plans to commence exploration work on this property.

iii)

In April, 2006 the Company got a quote from Hidromaquinas & Polias, to purchase two portable treatment recovery plants. By October 24, 2006 the Company had paid the amount of $350,000 for these plants, which have been built and are awaiting shipping to the Lourenço properties for the turnkey assembly and commissioning to be done in early 2007.

These two portable treatment recovery plants will allow the Company to bulk sampling production of the identified mineral resource.  The total cost of the production program in Brazil will be $2.3 million including the purchase of the mill, earth moving equipment, transport to site and installation and commissioning within the first half of 2007.  The first mill is expected to be operational by the first quarter 2007.

iv)

The Company entered into a letter of intent on August 22, 2006 to acquire 50,000 shares in Mineracao Cachoeira Ltd, which shares will be held by a new Brazilian subsidiary the Company still needs to form.  Under the letter of intent, 24,000 shares are to be retained by the sellers until the final sales and purchase agreement has been finalized. A deposit of RS50,000 ($24,400) is to be paid in three installments: RS20,000 and two further payments of RS15,000 each. Payment is to be in the form of a royalty, capped at RS2 million ($935,000) in total payable at 15% of profit per annum.

v)

On September 25, 2006, the Company entered into an agreement for the cession of certain mineral rights, being the Cacipore tailings property. Payment is to be in the form of a royalty, capped at RS2 million ($935,000) payable at 15% of total royalty per annum. The first six month royalty was to be capped at RS10,000 (approximately $4,700) per month with the last payment being in February 2007.

vi)

When the Company acquired 100% ownership of Amapa Gold Ltda, the Company appointed the Company’s Brazilian lawyer as the administrator/public officer which position needs to be held by a Brazilian resident under Brazilian law.  This lawyer had come highly recommended and his legal services had been of the highest order.  It came to management’s attention in September 2006 that this gentleman had total disregard for the Company’s internal controls for making payments and conducting business on the Company’s behalf. The Company had him removed from office and has launched numerous court actions against him in order to recover all the necessary documentation in his possession along with recovering the amount he spent on unauthorized disbursements.  This matter is still not resolved.  The total amount which the Company has launched a claim against him is for RS89,040 ($57,315); however, in order to be conservative, the Company has expensed the amount as professional fees since the recovery of these funds will be very difficult.

vii)

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage; consequently, the Company is contingently exposed to financial losses or failure as a result of these risks.

16.

SUBSEQUENT EVENTS

On November 2, 2006, the Company announced that it has signed a Letter of Intent ("LOI") with James L. Sullivan, the James L Sullivan Trust, Delta Exploration Group LLC, and Delta Exploration Holdings LLC to acquire the I-10 and Dragoon copper project located in Cochise County, Arizona, USA. The LOI gives IGR the right to purchase 100% ownership of both Delta companies and the mineral rights and other interests that constitute the project, all of which are owned 100% by James L. Sullivan. The transaction is subject to the completion of the necessary due diligence exercise and a Sale and Purchase Agreement, the basic terms of which have already been agreed, as well as payment of the purchase price and transfer of ownership.  The Company paid $100,000 in non-refundable due diligence deposits subsequent to the year end.

On November 9, 2006, the Company issued a convertible debenture in the amount of $20,000 with interest at 24% per annum, with all outstanding principal and interest due on November 9, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at a 30% discount to the last 30 day trading average price of the common shares.  In addition, the holder received 20,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before November 9, 2007.

On November 13, 2006, the Company issued a convertible debenture in the amount of $100,000 with interest at 24% per annum, with all outstanding principal and interest due on November 12, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 100,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before November 12, 2007.

On November 19, 2006, the Company issued a convertible debenture in the amount of $20,000 with interest at 24% per annum, with all outstanding principal and interest due on November 18, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 20,000 warrants to purchase common shares of the Company at  $0.50 per share exercisable on or before November 18, 2007.

On November 21, 2006, the Company issued a convertible debenture in the amount of $140,000 with interest at 24% per annum, with all outstanding principal and interest due on November 22, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 140,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before November 22, 2007.

On November 21, 2006, Dr. Alan do Socorro Sousa Cavalcante, the Company’s former Brazilian lawyer who had been appointed the Company’s administrator/public officer (see Note 15(vi)), launched an action to counter-sue the Company for RS40,000 ($18,800) for fees not paid to him for his legal services.

On December 14, 2006, the Company issued a convertible debenture in the amount of $50,000 with interest at 24% per annum, with all outstanding principal and interest due on December 13, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at a 30% discount to the last 30 day trading average price of the common shares.  In addition, the holder received 50,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before December 13, 2007.

On December 15, 2006, the Company issued a convertible debenture in the amount of $20,000 with interest at 24% per annum, with all outstanding principal and interest due on December 14, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 20,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before December 14, 2007.

The Company has determined that each of these convertible debentures will not meet the criteria in paragraphs 12 to 32 of EITF 00-19 and therefore will be bifurcated.  The conversion feature will be bifurcated (separated) from the debt and will be accounted for as a derivative liability with changes in fair value recorded in the statement of operations.

On December 17, 2006, the Company announced that it completed a financing to borrow $1,150,000 in order to commence production. The loan is for 18 months due on June 16, 2008 with interest at 2% per month compounded monthly during the term of the loan.  On or after March 1, 2007, the Company may pay the greater of: (i) interest at the applicable rate, or (ii) an amount equal to 20% of the gross revenue from production at the Company’s plant in Brazil during the applicable preceding month.  The lenders also received 1,150,000 warrants entitling the holders to purchase one common share of the Company at $1.00 on or before December 10, 2008, and 1,150,000 warrants entitling the holders to purchase one common share of the Company at  $0.50 on or before December 10, 2008.

In December, 2006 the Company allowed certain of its mineral rights in the Lourenço area that were in excess of its needs to lapse, as these properties had been explored by its field teams and their commercial merit was questionable. This decision allows the Company to save on unnecessary payments of property taxes.

On February 1, 2007, the Company announced that it was not proceeding with the acquisition of the I-10 and Dragoon copper project announced on November 2, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2007

/s/ “Roland Vetter”

Roland Vetter

President, CFO & CEO