Form 10QSB
period 2007-01-31
International Gold Resources, Inc.
filed 2007-03-19
CIK 1206120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2007

¨  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

X  Yes  ¨  No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

¨   Yes  X  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of shares of the issuer’s common stock $0.00002 par value outstanding as of March 16, 2007:

102,112,414 common shares

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

This quarterly report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things: (a) no sales to date and profitability; (b) our growth strategies; (c) anticipated trends in our industry; (d) our future financing plans; (e) our anticipated needs for working capital; (f) changes in environmental laws; (g) problems regarding availability of labor, materials, and equipment once production commences; (h) failure of the flotation plant to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output, if and when production commences;  (i) our lack of necessary financial resources to complete development of the mineral properties, successfully explore, mine, and fund our other capital commitments; (j) our ability to seek out and acquire other high quality gold properties; (k) the volatility of gold and other metal prices and the impact of any hedging activities, including margin limits and calls (l) between actual and estimated reserves, and between actual and estimated metallurgical recoveries, mining operational risk; (m) discrepancies between actual and estimated production; (n) speculative nature of gold exploration, dilution, and competition;  (o) loss of key employees; and (p) defective title to mineral claims or property.  These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this quarterly report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this quarterly report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this quarterly report will in fact occur.  In addition to the information expressly required to be included in this quarterly report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

PART 1 - FINANCIAL INFORMATION

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007

(Unaudited – Prepared by Management)

(Stated in US Dollars)

------ INDEX ------

Interim Consolidated Balance Sheet

Interim Consolidated Statement of Operations

Interim Consolidated Cash Flow Statement

Interim Consolidated Statement of Stockholders’ Deficit

Notes to Interim Consolidated Financial Statements

INTERNATIONAL GOLD RESOURCES, INC..

 (An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET

AT JANUARY 31, 2007 WITH AUDITED FIGURES AT OCTOBER 31, 2006

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	(Unaudited)	(Audited)
	January 31, 2007	October 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 259,115	$ 289,024
Prepaid expenses and deposits	52,298	-

	311,413	289,024

DEPOSIT ON PLANT (Note 16(iii))	350,000	350,000

PROPERTY AND EQUIPMENT (Note 4)	99,869	77,158

Total Assets	$ 761,282	$ 716,182

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 870,933	$ 839,192
Due to shareholder (Note 5)	56,260	55,566
Convertible debentures payable (Note 6)	633,320	-
Discount on convertible debentures payable (Note 6)	(278,731)	-
Liability for the purchase of gold (Note 6)	149,975	-

	1,164,757	894,758

LONG TERM
Loan payable (Note 7)	357,595	-

Total Liabilities	1,522,352	894,758

STOCKHOLDERS' DEFICIT
Authorized:
20,000,000 preferred shares, par value $0.0001 per share
160,000,000 common shares, par value $0.0002 per share
Issued and outstanding:
100 preferred shares issued and outstanding (100 - 2006) (Note 10)	-	-
102,112,414 common shares issued and outstanding (101,809,414 – 2006) (Note 9)	2,042	2,036
Additional paid in capital	18,549,711	17,074,721
Deficit – Accumulated during exploration stage	(19,312,823)	(17,255,333)

Total Stockholders’ Deficit	(761,070)	(178,576)

Total Liabilities and Stockholders' Deficit	$ 761,282	$ 716,182

Going concern (Note 2)
Commitments (Note 16)
Subsequent events (Note 17)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007

(Stated in US Dollars)

	(Unaudited)	(Unaudited)	(Unaudited)
	Period from
	Inception of
	November 26, 2001 to January 31, 2007	January 31, 2007	January 31, 2006

REVENUES	$ 15,425	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	304,793	25,712	69,218
Advertising and promotion	51,128	27,281	3,229
Amortization	48,457	11,821	8,352
Bank charges and interest	584,578	93,875	44,312
Consulting	2,839,597	133,508	67,500
Due diligence	170,000	170,000	-
Filing and transfer agent fees	10,775	205	1,034
Financing fees	1,114,473	1,110,445	-
Investor relations	2,173,610	219,711	32,382
Legal	219,690	41,131	36,569
Office supplies and stationery	124,461	11,466	21,003
Telephone	13,634	1,295	2,007
Travel and accommodations	276,227	19,796	58,825

	7,931,423	1,866,246	344,431

MINERAL PROPERTY EXPLORATION AND DEVELOPMENT
EXPENSES (Note 11)	6,745,243	-	-
Acquisition costs	1,700,052	183,371	449,243
Development costs
	8,445,295	183,371	449,243

OTHER (REVENUE)/EXPENSE ITEMS
Interest income	(13,055)	(100)	-
(Gain)/loss on derivative contracts	2,964,585	7,973	(654,906)

	2,951,530	7,873	(654,906)

NET LOSS	$ (19,312,823)	$ (2,057,490)	$ (138,768)

BASIC AND DILUTED LOSS PER COMMON SHARE		$ (0.02)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		101,809,414	81,842,300

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

INTERIM CONSOLIDATED CASH FLOW STATEMENT

FOR THE THREE MONTHS ENDED JANUARY 31, 2007

(Stated in US Dollars)

	(Unaudited)	(Unaudited)	(Unaudited)
	Period from
	Inception of
	November 26, 2001 to January 31, 2007	January 31, 2007	January 31, 2007

OPERATING ACTIVITIES
Net loss for the period	$ (19,312,823)	$ (2,057,490)	$ (138,768)
Add/(deduct) non cash items
Accrued interest	506,228	90,481	34,575
Amortization	48,457	11,821	8,352
Shares issued for services rendered	4,100,864	196,950	-
Value of warrants issued with loan payable	1,075,445	1,075,445	-
Property acquisition costs paid in shares	3,725,100	-	-
Non-cash acquisition costs	2,638,202	-	-
(Gain)/loss on derivative contracts	2,964,585	7,973	(654,906)

Changes in non-cash working capital items
Accounts receivable	-	-	(358)
Prepaid expenses and deposits	(52,298)	(52,298)	24,713
Accounts payable and accrued liabilities	(37,753)	31,740	(70,282)

Cash provided/(used) by operating activities	(4,343,993)	(695,378)	(796,674)

FINANCING ACTIVITIES
Common stock issued for cash	3,294,732	-	839,997
Common stock issued on exercise of warrants	52,500	-	-
Preferred shares redeemed	(100,000)	-	-
Convertible debentures issued	650,000	350,000	-
Convertible notes issued	510,000	-	-
Notes payable	-	-	450,000
Loan payable	350,000	350,000	-
Advances from shareholder	42,507	-	-

Cash provided/(used) by financing activities	4,799,739	700,000	1,289,997

INVESTING ACTIVITIES
Deposit on plant	(350,000)	-	-
Property and equipment acquired	(44,217)	(34,531)	-
Cash acquired with purchase of subsidiary (Note 1)	197,586	-	-

Cash provided/(used) by investing activities	(196,631)	(34,531)	-

CASH INCREASE/(DECREASE)	259,115	(29,909)	493,323

CASH, BEGINNING OF PERIOD	-	289,024	106,894

CASH, END OF PERIOD	$ 259,115	$ 259,115	$ 600,217

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 97,100	$ -	$ 8,700
Income taxes paid	$ -	$ -	$ -

NON-CASH ACTIVITIES
Shares issued on conversion of debt	$ 6,699,411	$ -	$ 2,056,613
Shares issued for services rendered	$ 4,100,864	$ 196,950	$ -
Shares issued for property acquired	$ 3,725,100	$ -	$ -
Shares issued for International Gold Resources, Inc. (Note 1)	$ 1,100	$ -	$ 1,100

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES, INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

AT January 31, 2007

(Stated in US Dollars)

	(Note 8) Common Shares		(Note 9) Preferred Shares
	Number Of Shares	Amount	Number Of Shares	Amount	Additional Paid In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Deficit

Shares issued for cash	65,000,000	$ 1,300	-	$ -	$ 5,200	$ -	$ 6,500

Net loss for the period ended October 31, 2002	-	-	-	-	-	(8,890)	(8,890)

Balance, October 31, 2002	65,000,000	1,300	-	-	5,200	(8,890)	(2,390)

Net loss for the year ended October 31, 2003	-	-	-	-	-	(30,838)	(30,838)

Balance, October 31, 2003	65,000,000	1,300	-	-	5,200	(39,728)	(33,228)

Net loss for the year ended October 31, 2004	-	-	-	-	-	(13,280)	(13,280)

Balance, October 31, 2004	65,000,000	1,300	-	-	5,200	(53,008)	(46,508)

Shares issued pursuant to merger with International Gold Resources Inc. (Note 1)	11,005,400	220	-	-	880	-	1,100

Shares issued for cash	184,000	2	-	-	275,998	-	276,000

Shares issued on conversion of debt	968,606	20	-	-	484,283	-	484,303

Net loss for the year ended October 31, 2005	-	-	-	-	-	(7,469,031)	(7,469,031)

Balance, October 31, 2005	77,158,006	1,542	-	-	766,361	(7,522,039)	(6,754,136)

Shares issued for cash	1,925,662	39	-	-	3,012,193	-	3,012,232

Shares issued on conversion of debt	6,516,992	130	-	-	6,214,978	-	6,215,108

Shares issued for fees	3,273,734	66	-	-	3,903,848	-	3,903,914

Shares issued for property	300,000	6	-	-	824,994	-	825,000

Shares issued upon exercise of warrants	35,000	1	-	-	52,499	-	52,500

Shares issued on acquisition of Uniworld Mineracao Ltda. (Note 9)	600,000	12	2,000,100	20	2,900,068	-	2,900,100

Preferred shares returned to treasury (Note 9)	-	-	(1,000,000)	(10)	(599,990)	-	(600,000)

Preferred shares converted to common shares	12,000,000	240	(1,000,000)	(10)	(230)	-	-

Net loss for the year ended October 31, 2006	-	-	-	-	-	(9,733,294)	(9,733,294)

Balance, October 31, 2006	101,809,394	2,036	100	-	17,074,721	(17,255,333)	(178,576)

Shares issued for fees	303,000	6	-	-	196,944	-	196,950

Value of warrants attached to convertible debentures (Note 6)	-	-	-	-	202,601	-	202,601

Value of warrants issued to holders of the loan payable (Note 7)	-	-	-	-	107,445	-	1,075,445

Net loss for the period ended January 31, 2007	102,112,414	$ 2,042	100	$ -	$ 18,549,711	$ (19,312,823)	$ (761,070)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007

(Unaudited – Prepared by Management)

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

2.

GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying interim consolidated financial statements, the Company incurred a net loss of $2,057,490 ($138,768 – January 31, 2006) for the three months ended January 31, 2007. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the year ending October 31, 2007.

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

3.

  BASIS OF PRESENTATION

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company applies the same accounting policies and methods in its interim consolidated financial statements as those in the audited annual financial statements.

4.

PROPERTY AND EQUIPMENT

			January 31, 2007
		Accumulated	Net Book
	Cost	Amortization	Value

Buildings	$ 26,210	$ 4,219	$ 21,991
Computer equipment	11,733	5,079	6,694
Furniture and fittings	1,400	292	1,108
Vehicles	121,794	51,718	70,076

	$ 161,177	$ 61,308	$ 99,869

			October 31, 2006
		Accumulated	Net Book
	Cost	Amortization	Value

Buildings	$ 22,511	$ 3,564	$ 18,947
Computer equipment	11,773	4,098	7,675
Furniture and fittings	1,400	257	1,143
Vehicles	90,962	41,569	49,393

	$ 126,646	$ 49,488	$ 77,158

5.

DUE TO SHAREHOLDER

The Company arranged an unsecured line of credit with a shareholder.  The line of credit bears interest at the rate of 5% per annum with all outstanding principal and accrued interest payable by December 1, 2005.  At January 31, 2007, the amount of $56,260 ($55,566 – October 31, 2006) had not been repaid as the shareholder has agreed to extend the repayment terms until the Company is fully financed.

6.

CONVERTIBLE DEBENTURES PAYABLE

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

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19,”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, “ EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19”, the original fair value of the embedded beneficial conversion feature of $157,948 has been recorded as a liability for the purchase of gold.  The Company is required to report the liability at fair value and record the fluctuation to the fair value of the liability to current operations.  The change in the fair value of the liability resulted in a gain of $7,973 ($Nil – January 31, 2006) for the three months ended January 31, 2007.  The fair value of the liability for the purchase of gold as at January 31, 2007 was $149,975 ($Nil – October 31, 2006).

7.

LOAN PAYABLE

On December 17, 2006, the Company completed a financing to borrow $1,150,000 in order to commence production. The loan is for 18 months due on June 16, 2008 with interest at 2% per month compounded monthly during the term of the loan.  On or after March 1, 2007, the Company will pay the greater of: (i) interest at the applicable rate, or (ii) an amount equal to 20% of the gross revenue from production at the Company’s plant in Brazil during the applicable preceding month.  The lenders also received 1,150,000 warrants entitling the holders to purchase one common share of the Company at $1.00 on or before December 10, 2008, and 1,150,000 warrants entitling the holders to purchase one common share of the Company at  $0.50 on or before December 10, 2008. The value of the warrants reported as a financing fee was $1,075,445.  At January 31, 2007, the Company had only borrowed $350,000 of the $1,150,000.  The amount reported includes accrued interest to January 31, 2007.

8.

WARRANTS

At January 31, 2007, there were 20,000 (Nil – October 31, 2006) warrants outstanding entitling the holder to purchase common shares of the Company at $0.50 per share exercisable on or before November 9, 2007.

At January 31, 2007, there were 100,000 (Nil – October 31, 2006) warrants outstanding entitling the holder to purchase common shares of the Company at $0.50 per share exercisable on or before November 12, 2007.

At January 31, 2007, there were 20,000 (Nil – October 31, 2006) warrants outstanding entitling the holder to purchase common shares of the Company at $0.50 per share exercisable on or before November 18, 2007.

At January 31, 2007, there were 140,000 (Nil – October 31, 2006) warrants outstanding entitling the holder to purchase common shares of the Company at $0.50 per share exercisable on or before November 22, 2007.

At January 31, 2007, there were 50,000 (Nil – October 31, 2006) warrants outstanding entitling the holder to purchase common shares of the Company at $0.50 per share exercisable on or before December 13, 2007.

At January 31, 2007, there were 20,000 (Nil – October 31, 2006) warrants outstanding entitling the holder to purchase common shares of the Company at $0.50 per share exercisable on or before December 14, 2007.

At January 31, 2007, there were 30,000 (30,000 – October 31, 2006) warrants outstanding entitling the holder to purchase one common share of the Company at $1.50 on or before July 29, 2008.

At January 31, 2007, there were 35,000 (35,000 – October 31, 2006) warrants outstanding entitling the holder to purchase one common share of the Company at $1.50 on or before September 7, 2008.

At January 31, 2007, there were 1,150,000 warrants entitling the holders to purchase one common share of the Company at $1.00 on or before December 10, 2008, and 1,150,000 warrants entitling the holders to purchase one common share of the Company at  $0.50 on or before December 10, 2008.

9.

COMMON SHARES

On January 15, 2007, the Company issued 3,000 common shares in lieu of cash for services provided to the Company valued at $1,950.

On January 31, 2007, the Company issued 300,000 common shares in lieu of cash for services provided to the Company valued at $195,000.

The number of common shares outstanding includes 604,000 common shares that are allotted and will be issued subsequent to the period end.

10.

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

On September 8, 2006, the Board of Directors authorized a repurchase of 1,000,000 convertible preferred shares for the sum of $600,000 payable at $50,000 per month.  At January 31, 2007, included in accounts payable and accrued liabilities is $480,000 still owing.

On September 25, 2006, 1,000,000 convertible preferred shares were converted into 12,000,000 common shares.

At January 31, 2007, 100 (100 – October 31, 2006) convertible preferred shares remain issued and outstanding.

11.

MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES

From the date of the acquisition and amalgamation to October 31, 2006, the Company has spent $5,623,722 on mineral property costs and expensed $2,638,202 (see Note 1) on the acquisition of IGR.  The $2,638,202 was the value attributed on the acquisition and amalgamation of IGR.  This is summarized as follows:

	Amapa, Brazil (see Note 16)	Mahtin, Cathy and Kirkman Claims, Yukon Territory	Bonanza, Yukon Terriroty	Crown Jewel	Total
Balance, October 31, 2004	$ -	$ -	$ -	$ -	$ -
Acquisition costs	156,741	100	100	-	156,941
Exploration costs	378,018	30,373	63,338	-	471,729

	534,759	30,473	63,438	-	628,670
Write-down of acquisition costs relating to International Gold Resources, Inc (Note 1)	2,638,202	-	-	-	2,638,202

Balance, October 31, 2005	3,172,961	30,473	63,438	-	3,266,872
Acquisition costs	2,999,100	604,000	302,000	45,000	3,950,010
Exploration costs	921,364	88,165	14,590	20,833	1,044,952

Balance, October 31, 2006	7,093,425	722,638	380,028	65,833	8,261,924

Exploration costs	183,371	-	-	-	183,371

Balance, January 31, 2007	$ 7,276,796	$ 722,638	$ 380,028	$ 65,833	$ 8,445,295

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

(a)

50,000 shares were issued in lieu of this payment

(b)

Issued

At January 31, 2007, the Company was not in compliance with the commitments on the option agreement covering the Mahtin, Cathy, and Kirkman claims in the Yukon Territory.  A mutual agreement has been negotiated between all parties to extend the option agreement indefinitely.  The vendor retains the right to terminate on 30-days notice while in default.  As these mineral claims are subject to an option agreement no entries were accrued for liabilities in terms of such option.

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

(a)

Issued

At January 31, 2007, the Company was not in compliance with the commitments on the option agreement covering the Bonanza Claims located in the Dawson mining district of the Yukon Territory.  A mutual agreement has been negotiated between all parties to extend the option agreement indefinitely.  The vendor retains the right to terminate on 30-days notice while in default.  As these mineral claims are subject to an option agreement no entries were accrued for liabilities in terms of such option.

A 2% NSR is included and 1% of the NSR can be bought by the Company within 60 days of receiving a bankable feasibility study for $1,000,000 or $2,000,000 after the 60-day period.

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

12.

RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2007, the Company entered into the following transactions with related parties:

•

paid or accrued consulting fees of $51,000 ($21,000 – January 31, 2006) to a director and a company controlled by a director

At January 31, 2007, $113,941 ($95,417 – October 31, 2006) was due to a director and a company controlled by a director, which is included in accounts payable and accrued liabilities.

These transactions have been in the normal course of operations and are recorded at the exchange amount which is the amount agreed to by the parties.

13.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, an amount due to shareholder, convertible debentures payable, and a loan payable.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

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

15.

SEGMENTED INFORMATION

Details on a geographic basis as at October 31, 2006 are as follows:

	January 31, 2007	October 31, 2006
Total Assets
USA	$ 82,450	$ 185,455
Brazil	678,832	530,727
Total	$ 761,282	$ 716,182

Total Property and Equipment
USA	$ 2,418	$ 2,764
Brazil	97,451	74,394
Total	$ 99,869	$ 77,158

Net Loss
USA	$ 1,730,521	$ 6,327,009
Canada	-	1,074,588
Brazil	295,264	2,331,697
Total	$ 2,025,785	$ 9,733,294

16.

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

ii)

On March 22, 2006 the Company acquired 100% of Amapa Gold Ltda (“Amapa Gold”), which owns the mineral rights of the Porto Grande property. As a result of the departure of two administrators (more fully detailed below in Note 16(vi)) the March 22, 2006 agreement was replaced by an agreement dated November 8, 2006, which capped the payments for the shares in Amapa Gold at RS50,000 ($24,400) payable in three installments: RS20,000 on November 8, 2006; RS15,000 on December 7, 2006; and the balance of RS15,000 on January 7, 2007.

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

These two portable treatment recovery plants will allow the Company to bulk sampling production of the identified mineral resource.  The total cost of the production program in Brazil is estimated at $2.3 million including the purchase of the mill, earth moving equipment, transport to site and installation and commissioning within the first half of 2007.

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

17.

SUBSEQUENT EVENTS

On February 28, 2007, the Company issued a convertible debenture in the amount of $25,000 with interest at 24% per annum, with all outstanding principal and interest due on February 28, 2008.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 25,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before February 28, 2008.

On February 28, 2007, the Company received a loan in the amount of $100,000 due on demand and without interest from a director of the Company.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

	Amapa, Brazil	Mahtin, Cathy and Kirkman Claims, Yukon Territory	Bonanza, Yukon Territory	Total
Acquisition costs	$ -	$ 50,150	$ 30,100	$ 80,250
Development costs	426,750	90,582	32,581	549,913

Balance, October 31, 2004	426,750	140,732	62,681	630,163
Acquisition costs	-	50,000	25,000	75,000
Development costs	1,418,679	64,382	64,381	1,547,442

Balance, July 31, 2005	$ 1,845,429	$ 255,114	$ 152,062	$ 2,252,605

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

On November 9, 2006, the Company issued a convertible debenture in the amount of $20,000 with interest at 24% per annum, with all outstanding principal and interest due on November 9, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at a 30% discount to the last 30 day trading average price of the common shares.  In addition, the holder received 20,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before November 9, 2007. This debt does not meet the definition of conventional debt; accordingly, the Company analyzed this convertible debenture payable pursuant to EITF 00-19 resulting in a bifurcation (separation) of the conversion feature from the debt and the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.

On November 13, 2006, the Company issued a convertible debenture in the amount of $100,000 with interest at 24% per annum, with all outstanding principal and interest due on November 12, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 100,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before November 12, 2007. This debt does meet the definition of conventional debt.

On November 19, 2006, the Company issued a convertible debenture in the amount of $20,000 with interest at 24% per annum, with all outstanding principal and interest due on November 18, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 20,000 warrants to purchase common shares of the Company at  $0.50 per share exercisable on or before November 18, 2007. This debt does meet the definition of conventional debt.

On November 21, 2006, the Company issued a convertible debenture in the amount of $140,000 with interest at 24% per annum, with all outstanding principal and interest due on November 22, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 140,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before November 22, 2007. This debt does meet the definition of conventional debt.

On November 21, 2006, Dr. Alan do Socorro Sousa Cavalcante, the Company’s former Brazilian lawyer who had been appointed the Company’s administrator/public officer (see Note 15(vi)), launched an action to counter-sue the Company for RS40,000 ($18,800) for fees not paid to him for his legal services.

On December 14, 2006, the Company issued a convertible debenture in the amount of $50,000 with interest at 24% per annum, with all outstanding principal and interest due on December 13, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at a 30% discount to the last 30 day trading average price of the common shares.  In addition, the holder received 50,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before December 13, 2007. This debt does not meet the definition of conventional debt; accordingly, the Company analyzed this convertible debenture payable pursuant to EITF 00-19 resulting in a bifurcation (separation) of the conversion feature from the debt and the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.

On December 15, 2006, the Company issued a convertible debenture in the amount of $20,000 with interest at 24% per annum, with all outstanding principal and interest due on December 14, 2007.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 20,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before December 14, 2007. This debt does meet the definition of conventional debt.

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

The results of operations for the year ended October 31, 2006 reflect under-capitalization of the Company as its Lourenço properties tailings project requires additional funding to be able to bring the gravity flotation plant into production and to achieve sustained profitable operations. Results of operations similar to those incurred to date can be expected to continue in the foreseeable future, and are not expected to change significantly until such time as additional capital and/or debt resources are secured and the Company is able to restructure its debt and lease commitments.  The Company anticipates a need for at least $3,500,000 in order to satisfy past commitments, commence the tailings operations, and initiate an exploration program as discussed in detail under the Liquidity and Capital Resources section of this report. It is expected that the Company will be in production during 2007 with the proper capitalization.    If it fails to procure this funding, the Company may be required to eliminate substantially all business activities and to seek protection under the U.S. bankruptcy laws.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2007

These interim consolidated financial statements include all the accounts of the Company and its subsidiaries: Uniworld Mineracao LTDA., Amapa Gold LTDA., and Mineracao  Cachoeira LTDA.

The Company became an exploration stage company at the time of the amalgamation on August 19, 2005.  The results in the financial statement of operations, reflects only the exploration expenses from the date of amalgamation to January 31, 2007.

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

Expenses

From the date of the amalgamation (refer to Note 1) to January 31, 2007, the Company has spent $8,445,295 on mineral property costs and expensed $2,638,202 (refer to Note 1) on the acquisition of International Gold Resources, Inc. (the private Nevada corporation).  $2,638,202 was the value attributed on the acquisition and amalgamation of the private Nevada Corporation.  This is summarized as follows:

	Amapa, Brazil	Mahtin, Cathy, and Kirkman Claims, Yukon Territory	Bonanza	Crown Jewel	Total
Balance, October 31, 2004	$ -	$ -	$ -	$ -	$ -
Acquisition costs	156,741	100	100	-	156,941
Exploration costs	378,018	30,373	63,338	-	471,729
	534,759	30,473	63,438	-	628,670
Write-down of acquisition cost relating to International Gold Resources Inc. (see Note 1)	2,638,202	-	-	-	2,638,202
Balance, October 31, 2005	3,172,961	30,473	63,438	-	3,266,872
Acquisition costs	2,999,100	604,000	302,000	45,000	3,950,010
Exploration costs	921,364	88,165	14,590	20,833	1,044,952
Balance, October 31, 2006	7,093,425	722,638	380,028	65,833	8,261,924
Exploration costs	183,371	-	-	-	183,371
Balance, January 31, 2007	$ 7,276,796	$ 722,638	$ 380,028	$ 65,833	$8,445,295

Consideration for the private corporation was 11,005,400 common shares valued at its last trading price for a total value of $1,100.  The excess of the purchase price over the net book value, totaling $2,638,202 has been attributed to the resource properties which have been expensed, as shown in the table above.

General and Administrative Expenses

The Company employs no full time staff but relies on consultants for geological, financial, and other advice having paid cash of $133,508 for such services during the three months ended January 31, 2007.  The Company paid cash of $22,761 for investor relations services and issued shares valued at $196,950  for fund raising, bringing the total of investor relations fees to $ 219,711 for the three months ended January 31, 2007 (January 31, 2006 - $32,382).

During the current financial period, the Company financed its operations by the issuance of convertible debentures payable and a loan payable which resulted in interest expense of $93,875 (January 31, 2006 - $44,312) for the three months ended January 31, 2007.

The Company’s largest expense for the three months ended January 31, 2007 were the value of the warrants attributed to the loan payable reported as financing fees of $1,110,445 (January 31, 2006 - $Nil).

Other Income and Expenses

The Company earned $100 (January 31, 2006 - $Nil) in interest income during the three months ended January 31, 2007.

The Company reported a gain on derivative contracts of $7,973 (January 31, 2006 - $654,906).  This gain on derivative contracts is a result of the bifurcation of the convertible debentures issued and outstanding during the period.

Subsequent Events

On February 28, 2007, the Company issued a convertible debenture in the amount of $25,000 with interest at 24% per annum, with all outstanding principal and interest due on February 28, 2008.  The holder may elect to convert all outstanding principal and interest into gold at a 30% per ounce discount to the market, or into common shares of the Company at $1.50 per share.  In addition, the holder received 25,000 warrants to purchase common shares of the Company at $0.50 per share exercisable on or before February 28, 2008.

On February 28, 2007, the Company received a loan in the amount of $100,000 due on demand and without interest from a director of the Company.

Liquidity and Capital Resources

We have historically had more expenses than income in each period of operations. The accumulated deficit from inception to January 31, 2007 is $19,281,188 (October 31, 2006 - $17,255,333). The Company has been able to maintain a positive cash position solely through financing activities and borrowing.

The primary source of liquidity in the future will be from sales of gold concentrate once the plant goes into production as well as seeking additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect.

The only material commitment for capital expenditure is the balance owing on the plant plus the costs of shipping and erecting the plant totaling approximately $1,625,227, plus deposits on lease of mobile plant and equipment of $675,000.   $350,000 has been paid to date.

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

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of January 31, 2007, we had no full-time employees and six part-time consultants.  Our employees would not be covered by labor union contracts or collective bargaining agreements.

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

International Gold Resources has the following mineral areas in its portfolio:

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

•

The Crown Jewel Claim Block with 306 claims on 15,300 acres

The geology: one of the original discovery creeks of the 1896 Klondike Gold Rush with Klondike schist and felsic intrusives

•

The Cathy Claim Block with 150 claims on 7,000 acres:

The geology: gabro mafic-ultramafic and sedimentary rocks and the creeks within the claims are gold-bearing

•

The Kirkman Claim Block with 40 claims on 1,900 acres:

The geology: gabro mafic-ultramafic, sedimentary, and granites and the creeks within the claims are gold-bearing

•

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

Mining and Processing Facilities

The Company has paid $350,000 on two portable treatment recovery plants which will be  built by Hidromaquinas & Polias in Brazil and will be delivered in early 2007. These plants still need to be delivered to the site and installed.  The total cost of the production program in Brazil will be $2.2 million including the purchase of the mill, earth moving equipment, transport to site and installation and commissioning within the first half of 2007. The two portable treatment recovery plants will allow the Company to bulk sampling production of the identified mineral resource.

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

Our significant accounting policies are described in the audited financial statements and notes thereto as at October 31, 2006.  We believe that currently our most critical accounting policies relate to the capitalization of mineral properties and gold reserves.

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

ITEM 3.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

The chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures as of the end of the 2006 fiscal year, and concluded that there were certain problems which resulted in the breakdown of the controls as evidenced by the Company needing to restate the quarterly reports filed for the periods ended January 31, 2006, April 30, 2006, and July 31, 2006. This requirement to restate was due to a breakdown of controls.  The filings of the amended reports are not an admission that the original reports when made included any untrue statements of a material fact or omitted to state a material fact necessary to make a statement not misleading. In order to ensure that such omissions do not recur, the Company has made changes to personnel and procedures to be followed in Brazil to ensure that the Company’s internal control procedures are being implemented.

There have been no additional material changes to the Company's system of internal controls or changes in other factors affecting the operation of the internal controls in the since management last evaluated the system of internal controls in conjunction with the preparation of the financial statements for the three months ended January 31, 2007. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART II - OTHER INFORMATION

Item 6.      Exhibits

The following exhibits are provided with this Quarterly Report:

Exhibit 31

Certification of Chief Executive Office and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32

Certification of Chief Executive Office and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2007

/s/ “Roland Vetter”

Roland Vetter

President, CFO & CEO