Form 10QSB/A
period 2007-01-31
International Gold Resources, Inc.
filed 2007-03-20
CIK 1206120

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

Interim Consolidated Statement of Operations

Interim Consolidated Cash Flow Statement

Interim Consolidated Statement of Stockholders’ Deficit

Notes to Interim Consolidated Financial Statements

INTERNATIONAL GOLD RESOURCES, INC..

 (An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET

AT JANUARY 31, 2007 WITH AUDITED FIGURES AT OCTOBER 31, 2006

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	(Unaudited)	(Audited)
	January 31, 2007	October 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 259,115	$ 289,024
Prepaid expenses and deposits	52,298	-

	311,413	289,024

DEPOSIT ON PLANT (Note 16(iii))	350,000	350,000

PROPERTY AND EQUIPMENT (Note 4)	99,869	77,158

Total Assets	$ 761,282	$ 716,182

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 870,933	$ 839,192
Due to shareholder (Note 5)	56,260	55,566
Convertible debentures payable (Note 6)	366,320	-
Discount on convertible debentures payable (Note 6)	(278,731)	-
Liability for the purchase of gold (Note 6)	149,975	-

	1,164,757	894,758

LONG TERM
Loan payable (Note 7)	357,595	-

Total Liabilities	1,522,352	894,758

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

INTERNATIONAL GOLD RESOURCES, INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

AT January 31, 2007

(Stated in US Dollars)

	(Note 8) Common Shares		(Note 9) Preferred Shares
	Number Of Shares	Amount	Number Of Shares	Amount	Additional Paid In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Deficit

Shares issued for cash	65,000,000	$ 1,300	-	$ -	$ 5,200	$ -	$ 6,500

Net loss for the period ended October 31, 2002	-	-	-	-	-	(8,890)	(8,890)

Balance, October 31, 2002	65,000,000	1,300	-	-	5,200	(8,890)	(2,390)

Net loss for the year ended October 31, 2003	-	-	-	-	-	(30,838)	(30,838)

Balance, October 31, 2003	65,000,000	1,300	-	-	5,200	(39,728)	(33,228)

Net loss for the year ended October 31, 2004	-	-	-	-	-	(13,280)	(13,280)

Balance, October 31, 2004	65,000,000	1,300	-	-	5,200	(53,008)	(46,508)

Shares issued pursuant to merger with International Gold Resources Inc. (Note 1)	11,005,400	220	-	-	880	-	1,100

Shares issued for cash	184,000	2	-	-	275,998	-	276,000

Shares issued on conversion of debt	968,606	20	-	-	484,283	-	484,303

Net loss for the year ended October 31, 2005	-	-	-	-	-	(7,469,031)	(7,469,031)

Balance, October 31, 2005	77,158,006	1,542	-	-	766,361	(7,522,039)	(6,754,136)

Shares issued for cash	1,925,662	39	-	-	3,012,193	-	3,012,232

Shares issued on conversion of debt	6,516,992	130	-	-	6,214,978	-	6,215,108

Shares issued for fees	3,273,734	66	-	-	3,903,848	-	3,903,914

Shares issued for property	300,000	6	-	-	824,994	-	825,000

Shares issued upon exercise of warrants	35,000	1	-	-	52,499	-	52,500

Shares issued on acquisition of Uniworld Mineracao Ltda. (Note 9)	600,000	12	2,000,100	20	2,900,068	-	2,900,100

Preferred shares returned to treasury (Note 9)	-	-	(1,000,000)	(10)	(599,990)	-	(600,000)

Preferred shares converted to common shares	12,000,000	240	(1,000,000)	(10)	(230)	-	-

Net loss for the year ended October 31, 2006	-	-	-	-	-	(9,733,294)	(9,733,294)

Balance, October 31, 2006	101,809,394	2,036	100	-	17,074,721	(17,255,333)	(178,576)

Shares issued for fees	303,000	6	-	-	196,944	-	196,950

Value of warrants attached to convertible debentures (Note 6)	-	-	-	-	202,601	-	202,601

Value of warrants issued to holders of the loan payable (Note 7)	-	-	-	-	1,075,445	-	1,075,445

Net loss for the period ended January 31, 2007	-	-	-	-	-	(2,057,490)	(2,057,490)

Balance, January 31, 2007	102,112,414	$ 2,042	100	$ -	$ 18,549,711	$ (19,312,823)	$ (761,070)

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